Form 10QSB
period 2002-09-30
NEIGHBORS BANCSHARES INC
filed 2002-12-26
CIK 1180933

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

                                       OR

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from ______ to _______


                           Neighbors Bancshares, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

       Georgia                            6711                   80-0043849
-----------------------------  ----------------------------  -------------------
(State of Jurisdiction of      (Primary Standard Industrial  (I.R.S. Employer
Incorporation or organization)  Classification Code Number)  Identification No.)


11285 Elkins Road, Building E
Roswell, Georgia                                                   30076
-----------------------------                                -------------------
(Address of principal executive                                  (Zip Code)
 offices)

                                  770-343-6255
                                  ------------
                               (Telephone Number)


                                 Not Applicable
                                 --------------
                          (Former name, former address
                             and former fiscal year,
                          if changed since last report)

     Check  whether  the  issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES       NO  XX
                                    ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     Two shares of common stock, $0.50 par value was issued and outstanding as of September 30, 2002. Registrant has recently begun an offering of its stock pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on November 12, 2002.

     Transitional Small Business Disclosure Format (check one): YES      NO XX
                                                                   ----    ----

                           NEIGHBORS BANCSHARES, INC.

                         PART I.  FINANCIAL INFORMATION

     ITEM  1.  FINANCIAL  STATEMENTS

          The financial statements of Neighbors Bancshares, Inc. (the "Company") are set forth in the following pages.

                             NEIGHBORS BANCSHARES, INC.
                         (A DEVELOPMENT STAGE CORPORATION)

                                   BALANCE SHEET
                                    (UNAUDITED)

                                 SEPTEMBER 30, 2002

                                       Assets
                                       ------

Cash                                                                     $  42,432
Deferred offering costs                                                     13,833
Other assets                                                                41,000
                                                                         ----------

                                                                         $  97,265
                                                                         ==========

                       Liabilities and Stockholder's Deficit
                       -------------------------------------

Advances payable to organizers                                           $  50,000
Note payable - line of credit                                              400,000
Other liabilities                                                            8,888
                                                                         ----------

    Total liabilities                                                      458,888
                                                                         ----------

Stockholder's deficit:
Preferred stock, no par value; 2,000,000 shares authorized;
  no shares issued and outstanding                                               -
Common stock, $0.50 par value; 10,000,000 shares authorized;
  2 shares issued and outstanding                                                1
Additional paid-in capital                                                       9
Deficit accumulated during the development stage                          (361,633)
                                                                         ----------

    Total stockholder's deficit                                           (361,623)
                                                                         ----------

                                                                         $  97,265
                                                                         ==========

See accompanying notes to unaudited financial statements.

                             NEIGHBORS BANCSHARES, INC.
                          (A DEVELOPMENT STAGE CORPORATION)

                              STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

               FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
         AND THE PERIOD FROM MAY 31, 2001 (INCEPTION) TO SEPTEMBER 30, 2002



                         Three Months Ended   Nine Months Ended   Cumulative Through
                         September 30, 2002   September 30, 2002  September 30, 2002
                         -------------------  ------------------  ------------------
Expenses:
  Legal and consulting   $                 -              77,500             167,500
  Salaries and benefits               50,206             115,952             115,952
  Interest                             3,404               7,370               8,725
  Rent                                 3,696               7,800              13,798
  Other operating                     15,052              47,390              55,648
                         -------------------  ------------------  ------------------

    Net loss             $            72,358             256,012             361,623
                         ===================  ==================  ==================

See accompanying notes to unaudited financial statements.

                                    NEIGHBORS BANCSHARES, INC.
                                 (A DEVELOPMENT STAGE CORPORATION)

                                     STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND THE
                    PERIOD FROM MAY 31, 2001 (INCEPTION) TO SEPTEMBER 30, 2002



                                                          Nine Months Ended    Cumulative Through
                                                          September 30, 2002   September 30, 2002
                                                         --------------------  -------------------
Cash flows from operating activities:
  Net loss                                               $          (256,012)            (361,623)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
      Change in other liabilites                                       8,897                8,878
                                                         --------------------  -------------------

      Net cash used by operating activities                         (247,115)            (352,745)
                                                         --------------------  -------------------

Cash flows from investing activities, consisting of
  earnest money paid on land                                         (16,000)             (41,000)
                                                         --------------------  -------------------

Cash flows from financing activities:
  Proceeds from line of credit                                       300,000              400,000
  Change in advances from organizers                                 (55,500)              50,000
  Deferred offering expenses                                         (13,833)             (13,833)
  Sale of organization share of common stock                               -                   10
                                                         --------------------  -------------------

      Net cash provided by financing activities                      230,667              436,177
                                                         --------------------  -------------------

Net change in cash and cash equivalents                              (32,448)              42,432

Cash and cash equivalents at beginning of period                      74,880                    -
                                                         --------------------  -------------------

Cash and cash equivalents at end of period               $            42,432               42,432
                                                         ====================  ===================

Supplemental disclosure of cash paid for interest        $             7,370                8,725

See accompanying notes to unaudited financial statements.

                           NEIGHBORS BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)

                          NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION
     ------------
     Neighbors Bancshares, Inc. (the "Company") was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of Neighbors Bank (In Organization) (the "Bank"), which will operate in north Fulton County in the metropolitan Atlanta, Georgia area. The organizers of the Bank filed an application to charter the Bank with the Georgia Department of Banking and Finance ("DBF") on May 9, 2002. Also on May 9, 2002, the organizers filed an application with the Federal Deposit Insurance Corporation ("FDIC") for insurance on the deposits of the Bank. The Company has received preliminary approval from the DBF and the FDIC. Provided that the necessary capital is raised, it is expected that operations will commence in the first quarter of 2003.

     Operations through September 30, 2002 relate primarily to expenditures by the organizers for incorporating and organizing the Company. All expenditures by the organizers are considered expenditures of the Company.

     The Company plans to raise between $9,500,000 and $12,000,000 through an offering of its common stock at $10.00 per share, of which at least $9,000,000 will be used to capitalize the Bank. The organizers and directors expect to subscribe for a minimum of approximately $1,945,000
     (194,500  shares)  of  the  Company's  stock.

     In connection with the Company's formation and initial offering, warrants to purchase shares of common stock at $10.00 per share will be issued to the organizers. Each organizer will be awarded one warrant for each share purchased. However, the total warrants issued will not exceed 360,000. The warrants are exercisable on each of the three succeeding anniversaries of the date of the close of the initial offering and expire ten years after the date of grant. The Company will reserve up to 240,000 shares of its common stock for issuance under a stock option plan.


(2)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
     ----------------------------------------------
     ORGANIZATION  COSTS
     Costs incurred for the organization of the Company and the Bank (consisting principally of legal, accounting, consulting and incorporation fees) are being expensed as incurred.

     DEFERRED  OFFERING  EXPENSES
     Costs incurred in connection with the stock offering, consisting of direct, incremental costs of the offering, are being deferred and will be offset against the proceeds of the stock sale as a charge to additional paid in capital.

     PRE-OPENING  EXPENSES
     Costs incurred for overhead and other operating expenses are included in the current period's operating results.

     PRO  FORMA  NET  LOSS  PER  COMMON  SHARE
     Pro forma net loss per common share is calculated by dividing net loss by the minimum number of common shares (950,000), which would be outstanding should the offering be successful, as prescribed in Staff Accounting Bulletin Topic 1:B. The pro forma net loss per share for the three months ended September 30, 2002 was $.08, the pro forma net loss per share for the nine months ended September 30, 2002 was $.27 and the cumulative pro forma net loss per share from inception to September 30, 2002 was $.38.

(3)  PREFERRED  STOCK
     ----------------
     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Since its inception on May 31, 2001, the Company's principal activities have been related to its organization, the conducting of its initial public offering (the "Offering"), and the pursuit of approvals from the Georgia
Department of Banking and Finance (the "DBF") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter a bank.

     At September 30, 2002, the Company had total assets of $97,265. These assets consisted principally of earnest money paid on land of $41,000, deferred offering expenses of $13,833 and cash of $42,432.

     The Company's liabilities at September 30, 2002 were $458,888, consisting of advances under a line of credit from a bank of $400,000 and advances from organizers of $50,000. The Company had a stockholder's deficit of $361,623 at September 30, 2002.

     The Company had a net loss of $72,358 for the three months ended September 30, 2002, a net loss of $256,012 for the nine months ended September 30, 2002 and a net loss of $361,623 cumulatively from inception through September 30, 2002, or a pro forma net loss of $.08 per share for the three months ended September 30, 2002, $.27 per share for the nine months ended September 30, 2002 and $.38 per share cumulatively since inception (assuming the sale of the minimum number of shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank and receive Federal deposit insurance, responding to questions and providing additional information to the DBF and the FDIC in connection with the application process, preparing a prospectus and filing a registration statement with the SEC, selling the common stock, meeting and discussing various market and capitalization issues, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

     A minimum of $9,500,000 will be raised in the Offering, of which a minimum of $9,000,000 will be used to capitalize the Bank. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. The remaining proceeds will be invested in government securities and used to provide working capital to the Company. In its application to the DBF, the organizers estimated that the Company's deficit when the Bank opens to be approximately $555,800, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund its activities on an ongoing basis; however, there can be no assurance that the Company will achieve any particular level of profitability. The Company has obtained a $500,000 line of credit guaranteed by the organizers to provide the necessary funding to cover costs and expenses the Bank is expected to incur prior to the completion of the Offering. In the event the proceeds of the Offering are insufficient to provide the minimum initial funding needed for regulatory approval, the proceeds from the Offering will be returned to the investors, the Offering withdrawn, and the organizers will assume the obligations of the Company.


     ITEM  3.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Not applicable.

     (d) Pursuant to section 701(f) of Regulation SB, the following disclosures are made as required by 701(f)(1)-(4):

          Item  701(f)(1)       The effective date of the registration statement
                                was November 12, 2002. The SEC file number is
                                333-98481.
          Item  701(f)(2)       The offering commenced November 12, 2002.
          Item  701(f)(3)       The offering is ongoing.
          Item  701(f)(4)(i)    The offering is ongoing.
          Item  701(f)(4)(ii)   There are no underwriters involved in the
                                offering.
          Item  701(f)(4)(iii)  The offering is a common stock offering.
          Item  701(f)(4)(iv)   The offering registered a minimum of  950,000
                                shares and a maximum of 1,200,000 shares to be
                                sold at $10 per share ($9,500,000 to
                                $1,200,000). No sales have occurred as of
                                September 30, 2002.
          Item  701(f)(4)(v)    Offering expenses  which  are being capitalized
                                and will be deducted from the proceeds of the
                                offering totaled $13,833 as of September 30,
                                2002. None of these expenses were for
                                underwriters as no underwriters are being used
                                in the offering.
          Item  701(f)(4)(vi)   This item is not applicable as there are no net
                                proceeds and the offering is ongoing.
          Item  701(f)(4)(vii)  This  item  is  not applicable as there are no net proceeds and the  offering is ongoing.
          Item  701(f)(4)(vii)  This  item is not applicable as there are no net proceeds and the offering is ongoing.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          99.1 Certification by Chief Executive Officer and Chief Financial Officer

     (b)  Reports  on  form  8-K
          None.

                                   SIGNATURES


     Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NEIGHBORS BANCSHARES, INC.



                             By:  /S/ Phil Baldwin
                                 -----------------------------------------------
                                 Phil Baldwin
                                 President, Chief Executive Officer and Director (Principal Executive Officer)



                             By: /S/ Richard E. Eason, Sr.
                                 -----------------------------------------------
                                 Richard E. Eason, Sr.
                                 Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)

                                  Certification


I, Phil Baldwin, Chief Executive Officer of Neighbors Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Neighbors Bancshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 26, 2002

                                 /S/  Phil Baldwin
                                 -----------------------
                                 Phil Baldwin
                                 Chief Executive Officer

                                  Certification


I, Richard E. Eason, Chief Financial Officer of Neighbors Bancshares, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Neighbors Bancshares, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer(s) and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 26, 2002

                                 /S/  Richard E. Eason, Sr.
                                 -----------------------------
                                 Richard E. Eason
                                 Chief Financial Officer