Form 10KSB
period 2002-12-31
NEIGHBORS BANCSHARES INC
filed 2003-03-31
CIK 1180933

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2002
                      -----------------

[X] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number

                           NEIGHBORS BANCSHARES, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

                   GEORGIA                                    80-0043849
--------------------------------------------            ------------------------
        (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification No.)

  11285 ELKINS ROAD, BUILDING E, ROSWELL, GEORGIA             30076-5836
----------------------------------------------------    ---------------------
      (Address of Principal Executive Offices)                (Zip Code)

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes X No
                                                                ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a
specified  date  within  the  past  60  days:   N/A

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1 AS OF MARCH 22, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
NONE.

     Transitional Small Business Disclosure format (check one):  Yes     No  X
                                                                     ---    ---

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                          NUMBER

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

  ITEM  1.     DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . .3

  ITEM  2.     DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . 18

  ITEM  3.     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . 19

  ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . 19

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

  ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .19

  ITEM  6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . .19

  ITEM  7.     FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .20

  ITEM  8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . .21

PART  III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .21

  ITEM  9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
               CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
               THE EXCHANGE ACT . . . . . . . . . . . . . . . . . . . . . .21

  ITEM 10.     EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .22

  ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . .24

  ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .24

  ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB . . . . . . . . .26

  ITEM 14.     CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .27

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

             CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     Various matters discussed in this Annual Report on Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Neighbors Bancshares, Inc. (the "Company") or Neighbors Bank ("Neighbors Bank" or the "Bank") to be materially different from the results described in such forward-looking statements.

     Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     - The inability of the Bank to achieve and maintain regulatory capital standards;

     -    Changes in the legislative and regulatory environment;

     - The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

     - The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

     All forward-looking statements attributable to the Company or the Bank are expressly qualified in their entirety by these cautionary statements. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.

                           NEIGHBORS BANCSHARES, INC.

     Neighbors Bancshares is a Georgia corporation that was incorporated on May 31, 2001 to organize and serve as the holding company for Neighbors Bank, a state-chartered bank being organized under Georgia law. Neighbors Bank will be a full service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. We believe that local ownership and control will allow Neighbors Bank to serve customers more efficiently and will aid in our growth and success. Neighbors Bank will conduct a general commercial banking business, emphasizing personalized banking services to small- to medium-sized businesses, independent single-family residential consumers and contractors.

     On May 9, 2002, we filed an application with the Department of Banking and Finance to organize a new state-chartered bank in Alpharetta, Georgia and with the FDIC for federal deposit insurance. On October 15, 2002, the Department of Banking and Finance granted conditional approval of our charter application, and on October 28, 2002, the FDIC granted conditional approval of our application for deposit insurance. Neighbors Bancshares also intends to file an application with the Federal Reserve Bank of Atlanta to become a bank holding company and to acquire all of the capital stock of Neighbors Bank. In order to receive a permit to begin business, we will be required to satisfy the conditions to these approvals, including: (1) capitalizing Neighbors Bank with $9 million, (2) adding a director to our board who has previous banking experience, and (3) implementing appropriate banking policies and procedures. After receiving final regulatory approvals, we anticipate beginning operations in a temporary facility located on our main bank site in the third quarter of 2003. We expect to move into our permanent facility in the first quarter of 2004.


                                 NEIGHBORS BANK

GENERAL

     Neighbors Bank will focus on community involvement and personal service while providing customers with the financial sophistication and products typically offered by a larger bank. Neighbors Bank will emphasize personalized banking services to small- to medium-size businesses, independent single-family residential consumers and contractors. Lending services will include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. Neighbors Bank will offer a broad array of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. We will also provide additional services like ATM cards, debit cards, travelers' checks, direct deposit and automatic transfers. We intend to offer our services through a variety of delivery systems including automated teller machines, Internet services for selected businesses, courier services, private banking and perhaps, in the future, Internet banking.

PHILOSOPHY AND STRATEGY

     Neighbors Bank will operate as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, will distinguish Neighbors Bank from its competitors.

     To carry out our philosophy, our business strategy will involve the following:

          - Capitalizing on the directors' and officers' diverse community involvement, professional expertise and personal and business contacts within our primary service area.

          - Hiring and retaining highly experienced and qualified banking personnel, preferably with established client relationships.

          - Providing individualized attention with consistent, local decision-making authority.

          - Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services.

          - Attracting our initial customer base by offering competitive interest rates on our deposit accounts.

          - Positioning our main office in a highly visible location near major traffic arteries next to the main Alpharetta, Georgia post office.

          -    Implementing an aggressive marketing program.

MARKET OPPORTUNITIES


     PRIMARY SERVICE AREA. Neighbors Bank's primary service area will be North Fulton County, Georgia. The organizers estimate that Neighbors Bank will draw most of its customer deposits and conduct most of its lending transactions from and within its primary service area.

     Our primary service area represents a diverse market with a growing population and economy. Our primary service area has averaged a 6.81% growth rate annually and 74.8% between 1990 and 2001. This population growth has attracted many businesses to the area and led to growth in the local service economy, and the organizers expect this trend to continue. We believe that the community will enthusiastically welcome and support a new locally owned and operated commercial bank.

LENDING SERVICES

     LENDING POLICY. We will place primary emphasis on real estate related loans in order to take advantage of the population growth in our primary service area. We will also offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns and consumer loans to individuals. We will compete for these loans with competitors who are well established in the North Fulton County area and have greater resources and lending limits. As a result, we may initially have to offer more flexible pricing and terms to attract borrowers.

     We estimate that Neighbors Bank's loan portfolio will be comprised of the following:

          LOAN  CATEGORY                                   RATIO
          --------------                                   -----


          Real estate related loans . . . . . . . . . . . . .     70%

            Commercial real estate. . . . . . . . . . .     35%

            Construction and development. . . . . . . .     30%

            Residential real estate . . . . . . . . . .      5%

          Commercial loans. . . . . . . . . . . . . . . . . .     15%

          Consumer loans. . . . . . . . . . . . . . . . . . .     15%

Based on our executive officers' past lending experience, we believe that, when properly managed and monitored, none of these categories represents a significantly higher risk than the other.

     LOAN APPROVAL AND REVIEW. Neighbors Bank's loan approval policies will provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or Neighbors Bank's Loan Committee will determine whether to approve the loan request. Neighbors Bank will not make any loans to any of its directors or executive officers unless its board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

     LENDING LIMITS. Neighbors Bank's lending activities will be subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the bank. In general, however, Neighbors Bank will be able to loan any one borrower a maximum amount equal to either:

          -    15% of Neighbors Bank's capital and surplus; or

          - 25% of its capital and surplus if the amount that exceeds 15% secured by good collateral and other ample security.

     These legal limits will increase or decrease as Neighbors Bank's capital increases or decreases as a result of its earnings or losses, among other reasons.

     CREDIT RISKS. The principal economic risk associated with each category of loans that Neighbors Bank expects to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

     The well established financial institutions in the North Fulton County market are likely to make proportionately more loans to medium- to large-sized businesses than Neighbors Bank will make. Many of Neighbors Bank's anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

     REAL ESTATE LOANS. Neighbors Bank will make commercial real estate loans, construction and development loans and residential real estate loans. These loans include commercial loans where Neighbors Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans.

     COMMERCIAL REAL ESTATE. Commercial real estate loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 36 months. Neighbors Bank will generally charge an origination fee of one percent. We will attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, Neighbors Bank generally will require personal guarantees from the principal owners of the property supported by a review by Neighbors Bank's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. Neighbors Bank will limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

     CONSTRUCTION AND DEVELOPMENT LOANS. We will make construction and development loans both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed 75%. Speculative loans will be based on the borrower's financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

     RESIDENTIAL REAL ESTATE. Neighbors Bank's residential real estate loans will consist of residential second mortgage loans, residential construction loans and traditional mortgage lending for one to four family residences. We will originate and maintain fixed and variable rate mortgages with long-term maturity and balloon payments not exceeding 30 years. The amortization of second mortgages will generally not exceed 15 years and the rates will generally not be fixed for over 60 months. All loans will be made in accordance with Neighbors Bank's appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 85%, unless the borrower has private mortgage insurance. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

     COMMERCIAL LOANS. We expect that loans for commercial purposes in various lines of businesses will be one of the components of Neighbors Bank's loan portfolio. The terms of these loans will vary by purpose and by type of underlying collateral, if any. Neighbors Bank will typically make equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally will be secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral will generally be 80% or less. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower's management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower's creditworthiness.

     CONSUMER LOANS. Neighbors Bank will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Repayment of consumer loans depends upon the borrower's financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 40% of the borrower's gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. We expect that the principal competitors for consumer loans will be the established banks in Neighbors Bank's market.

INVESTMENTS

     In addition to loans, Neighbors Bank will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. The Loan & Asset/Liability Committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to Neighbors Bank's policy as set by the board of directors.

ASSET AND LIABILITY MANAGEMENT

     The Loan & Asset/Liability Committee will manage Neighbors Bank's assets and liabilities and will strive to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee will conduct these management functions within the framework of written loan and investment policies that Neighbors Bank will adopt. The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

DEPOSIT SERVICES

     Neighbors Bank will seek to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, Neighbors Bank will employ an aggressive marketing plan in its overall service area and will feature a broad product line and competitive rates and services. The primary sources of deposits will be residents of, and businesses and their employees located in, Neighbors Bank's primary service area. Neighbors Bank plans to obtain these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

OTHER BANKING

     Other anticipated banking services include limited cash management services, discount brokerage services, travelers' checks, direct deposit of payroll and Social Security checks, night depository, ATM cards and debit cards. Neighbors Bank plans to become associated with one or more nationwide networks of automated teller machines that our customers will be able to use throughout Georgia and other regions. We do not plan to charge our customers for the use of these automated teller machines since we will initially have only one location. However, other financial institutions may charge our customers for the use of their automated teller machines. We also plan to offer MasterCard(R) and VISA(R) credit card services through a correspondent bank as an agent for Neighbors Bank. Neighbors Bank does not plan to exercise trust powers during its initial years of operation. In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Department of Banking and Finance.

EMPLOYEES

     When we begin operations, we expect that Neighbors Bank will have 8 full-time equivalent employees. When we occupy our permanent facility, we expect that Neighbors Bank will have 12 full-time equivalent employees. We do not expect that Neighbors Bancshares will have any employees who are not also employees of Neighbors Bank.


                           SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

NEIGHBORS BANCSHARES, INC.

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

          - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

          -    acquiring all or substantially all of the assets of any bank; or

          -    merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

          - the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

          - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is not registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

          -    Banking or managing or controlling banks; and

          - Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

          -    Factoring accounts receivable;

          - Making, acquiring, brokering or servicing loans and usual related activities;

          -    Leasing personal or real property;

          - Operating a non-bank depository institution, such as a savings association;

          -    Trust company functions;

          -    Financial and investment advisory activities;

          -    Conducting discount securities brokerage activities;

          - Underwriting and dealing in government obligations and money market instruments;

          - Providing specified management consulting and counseling activities;

          - Performing selected data processing services and support services;

          - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

          -    Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

          -    Lending, trust and other banking activities;

          - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

          -    Providing financial, investment, or advisory services;

          - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

          -    Underwriting, dealing in or making a market in securities;

          - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

          - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

          -    Merchant banking through securities or insurance affiliates; and

          -    Insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least "satisfactory." Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

NEIGHBORS BANK

     Neighbors Bank will be a commercial bank chartered under the laws of the State of Georgia and will be subject to examination by the Georgia Department of Banking and Finance. The Georgia Department of Banking and Finance regulates or monitors all areas of a state bank's operations and activities, including reserves, loans, mergers, issuance of securities, payment of dividends, interest rates and establishment of branches.

     The FDIC will insure Neighbors Bank's deposits and will be its primary federal regulator. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured state banks that are not members of the Federal Reserve System to determine their condition for insurance purposes. The FDIC also approves conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in transactions where the resulting, continued or assuming bank is an insured state bank which is not a member of the Federal Reserve System.

     BRANCHING. Under current Georgia law, Neighbors Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, Neighbors Bank will be able to acquire branches of existing banks located in Georgia. Neighbors Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, unless Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.


     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires the appropriate federal regulator, in connection with its examinations of financial institutions within its jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Neighbors Bank. Banks with aggregate assets of $250 million or less are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

          - federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

          - Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

          - Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

          - Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

          - Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

          - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

          - the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7,

2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to "high cost home loans," as defined by GFLA.

     We plan to implement procedures to comply with all GFLA requirements.

     The deposit operations of the Bank are subject to:

          - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

          - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Neighbors Bank-Prompt Corrective Action."

PAYMENT OF DIVIDENDS

     Neighbors Bancshares is a legal entity separate and distinct from Neighbors Bank. The principal sources of Neighbors Bancshares' cash flow, including cash flow to pay dividends to its shareholders, will be dividends that Neighbors Bank will pay to its sole shareholder, Neighbors Bancshares. Statutory and regulatory limitations apply to Neighbors Bank's payment of dividends to Neighbors Bancshares as well as to Neighbors Bancshares' payment of dividends to its shareholders.

     The Georgia Department of Banking and Finance will regulate Neighbors Bank's dividend payments and must approve dividend payments that would exceed 50% of Neighbors Bank's net income for the prior year.

     The payment of dividends by Neighbors Bancshares and Neighbors Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of its federal banking regulator, Neighbors Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action" above.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

          -    a bank's loans or extensions of credit to affiliates;

          -    a bank's investment in affiliates;

          - assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

          - loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

          - a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

          - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

          - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

          - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

          - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

          -    the development of internal policies, procedures and controls;

          -    the designation of a compliance officer;

          -    an ongoing employee training program; and

          -    an independent audit function to test the programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

          - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

          -    notify FinCEN if an account or transaction is identified;

          -    designate a contact person to receive information requests;

          - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

          - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

          - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

          - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

          - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

          - maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

          - are prohibited from providing correspondent accounts to foreign shell banks;

          - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

          - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

          - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                        SELECTED STATISTICAL INFORMATION

     The Bank has not yet opened for business and, as a result, the Bank has no historical financial information. Consequently, selected statistical information has been omitted. For information concerning the Company's historical financial performance, see "Part II-Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II-Item 7. Financial Statements."

ITEM 2.   DESCRIPTION OF PROPERTIES

     Initially, we plan to purchase a temporary modular facility and open Neighbors Bank in the temporary facility on the site while a permanent main office building is constructed. The organizers have selected 2320 Old Milton Parkway in Alpharetta, Georgia as the site for Neighbors Bank's main office facility. We expect construction of our permanent facility to be complete approximately twelve months after we begin our banking operations. The permanent facility will be a two-story, stone and stucco building with 12,000 square feet and will include three drive-up windows and an automated teller machine.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     (a) The Company is currently conducting its initial public offering of common stock. We have issued one share of common stock to our President and Chief Executive Officer, Phil Baldwin. No market for our common stock currently exists nor do we expect one to develop after the close of our initial public offering.

     (b) The Company has paid no dividends on its common stock since its organization. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, will be dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations will apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Part I-Item 1. Description of Business-Supervision and Regulation-Payment of Dividends."


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL AND PLAN OF OPERATION

     The Company was organized on May 31, 2001, and from that date until the present, its principal activities have been related to its organization, conducting the initial public offering, pursuing approvals from the State of Georgia Department of Banking and Finance ("DBF") and Federal Deposit Insurance Corporation ("FDIC") of its application to charter the Bank and pursuing approvals from the Federal Reserve Board for the Company to acquire control of the Bank.

     On October 15, 2002, we received preliminary approval from the DBF and on October 28, 2002, we received preliminary approval from the FDIC to organize the Bank. We are in the process of raising between $9.5 and $12.0 million in capital, approximately $9.0 million of which we will invest in the Bank.

     After receiving final regulatory approvals, we anticipate beginning operations at a temporary facility in the third quarter of 2003, and we expect to move to our permanent facility in the first quarter of 2004.

FINANCIAL CONDITION AT DECEMBER 31, 2002

     Total assets at December 31, 2002 were $1,696,000, principally composed of $1,410,000 in land, $120,000 in restricted cash, $83,000 in cash and cash equivalents, and $73,000 in deferred offering expenses. These assets are funded by $70,000 of advances from the organizers, $1,950,000 in borrowed funds and $120,000 in subscribers' deposits.

RESULTS OF OPERATIONS

     The Company's net loss was $375,000 for the year ended December 31, 2002 and our cumulative net loss was $481,000 from May 31, 2001 (inception) to December 31, 2002.

     Expenses for the year ended December 31, 2002 totaled $375,000 and primarily consisted of officer compensation of $186,000, legal and consulting fees of $101,000 and other operating expenses of $55,000.

     No income tax benefit was provided for the tax effect of the net loss, as the recognition of this benefit depends heavily on future taxable income. For more information about the tax attributes of the Company at December 31, 2002, see note 11 to the Company's audited financial statements provided in exhibit
13.1 to this Annual Report on Form 10-KSB.

LIQUIDITY

     The Company must maintain a certain portion of its assets in funds that are readily available to pay current liabilities. Cash and cash equivalents totaled $83,000 at December 31, 2002. For the period from May 31, 2001 to December 31, 2002, cash outflows from operations totaled $444,000, while outflows from investing activities totaled $1,420,000. For more detailed information about the cash sources and uses for the period ended December 31, 2002, see the Statement of Cash Flows included in the Company's audited financial statements provided in exhibit 13.1 to this Annual Report on Form 10-KSB.

CAPITAL RESOURCES

     Since the Company has been in the organizational stage, funding has been provided by a $1,000,000 line of credit and advances from organizers. Advances from the line of credit outstanding at December 31, 2002 totaled $500,000 and funds due to organizers totaled $70,000. The Company also has obtained financing to purchase the land that will serve as the home of the Bank in the amount of $1,450,000.

ITEM 7.   FINANCIAL STATEMENTS

     The Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2002.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING  AND  FINANCIAL  DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Set forth below is information regarding the directors and executive officers of the Company. Each of the directors of the Company are expected to serve as directors of the Bank. The Company, as the sole shareholder of the Bank, will nominate each of the following individuals to serve as a director of the Bank at the Bank's first shareholders meeting. Directors of the Bank will serve for a term of one year and will be elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers will be appointed by and hold office at the will of its board of directors.

     The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2002, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                            DIRECTOR                 POSITION WITH THE COMPANY
NAME (AGE)                   SINCE                    AND BUSINESS EXPERIENCE
--------------------------  --------  -------------------------------------------------------

Phil Baldwin (49)               2001  President and Chief Executive Officer of Company
                                      and Bank; Owner of Keller Williams Realty;
                                      previously President of Prudential Bank

Richard E. Eason, Sr. (55)      2001  Chief Financial Officer; previously Chief Financial
                                      Officer of John Dixon & Associates (real estate
                                      auction company); Chief Financial Officer of Integrity
                                      Bank; Executive Vice President of Bank of North
                                      Georgia

Charles E. Huff (57)            2001  Retired National Bureau Chief at Cable News
                                      Network

Barbara H. Lebow (54)           2001  Secretary, General Counsel of Company and Bank;
                                      founder and owner of Sedona Bank Consultants, Inc.

Edwardo Montana, Sr. (48)       2001  Pediatrician

Benjamin H. Schnell (40)        2001  Senior Consultant with FiServ HealthCare Affiliates;
                                      previously Bank Consultant with the Weilup Group;
                                      Senior Associate with PriceWaterhouseCoopers;
                                      Network Developer with Georgia Department of
                                      Medical Assistance

James R. Williams (59)          2001  Chair, Board of Directors of Company; Chief
                                      Executive Officer of Consultants and Builders
                                      (construction firm)



     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal years 2001 and 2002 (since the Company's inception in May of 2001) to its chief executive and chief financial officers. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 2001 or 2002.

                                                               Annual Compensation             Long Term Compensation
                                                      ------------------------------------  ----------------------------
                                                                                Other       Number of
                                                                                Annual      Securities     All Other
                                                        Salary      Bonus    Compensation   Underlying  Compensation(1)
  Name and Position                             Year      ($)        ($)         ($)         Options          ($)
------------------------------------------------------------------------------------------------------------------------

  Phil Baldwin,
  President and Chief                           2002  $149,075(2)    $   0      $   0            0           $   0
  Executive Officer

  Richard E. Eason, Sr.,
  Chief Financial Officer                       2002  $ 16,666(3)    $   0      $   0            0           $   0

     (1) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

     (2) Consists of salary paid to Mr. Baldwin for services as president and chief executive officer from February, 2002 to December 31, 2002 at an annualized rate of $150,000 including an auto allowance pursuant to the terms of his employment agreement.

     (3) Consists of salary paid to Mr. Eason for services as chief financial officer from November 2002 to December 31, 2002 at an annualized rate of $100,000.

          EMPLOYMENT AGREEMENTS.

          PHIL BALDWIN. We have entered into a three-year employment agreement with Phil Baldwin regarding Mr. Baldwin's employment as president and chief executive officer of Neighbors Bancshares and Neighbors Bank. Under the terms of the agreement, Mr. Baldwin will receive a base salary of $150,000 per year until Neighbors Bank opens for business and base salary of $180,000 per year thereafter. Neighbors Bank will also provide Mr. Baldwin with other customary benefits such as disability, health and life insurance, membership fees to a country club and an automobile allowance.

          We will be obligated to pay Mr. Baldwin his base salary for six months following termination if Mr. Baldwin is terminated without cause.

          The agreement also generally provides that, for a period of two years following the termination of Mr. Baldwin's employment by us with cause, he will not compete with Neighbors Bank in the banking business nor solicit our customers nor our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply for six months following a termination of Mr. Baldwin's employment without cause.

          RICHARD E. EASON, SR. We have entered into a three-year employment agreement with Richard Eason, Sr. regarding Mr. Eason's employment as senior vice president and chief financial officer of Neighbors Bancshares and Neighbors Bank. Under the terms of the agreement, Mr. Eason will receive a base salary of $100,000 per year until Neighbors Bank opens for business and base salary of $125,000 per year thereafter. Neighbors Bank will also provide Mr. Eason with other customary benefits such as health and life insurance.

     We will be obligated to pay Mr. Eason his base salary for six months following termination if Mr. Eason is terminated without cause.

     The agreement also generally provides that, for a period of two years following the termination of Mr. Eason's employment by us with cause, he will not compete with Neighbors Bank in the banking business nor solicit our customers nor our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply for six months following a termination of Mr. Eason's employment without cause.

DIRECTOR COMPENSATION

     Neither Neighbors Bancshares nor Neighbors Bank will separately compensate its directors for their service as directors until Neighbors Bank earns a cumulative profit. Thereafter, Neighbors Bank will adopt compensatory policies for its directors that conform to applicable law.

OPTION GRANTS IN FISCAL YEAR 2002

     The Company did not grant any stock options or stock appreciation rights during 2002.

OPTIONS EXERCISED IN FISCAL YEAR 2002

     No options were exercised by our named executive officers in fiscal year 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company is currently conducting its initial public offering of common stock. We have issued one share of common stock to our President and Chief Executive Officer, Phil Baldwin.

     As of December 31, 2002 the Company had no equity compensation plans under which shares of the Company's Common Stock were authorized for issuance.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We anticipate that our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, will have banking and other transactions in the ordinary course of business with the Bank. It will be the policy of the Bank that any loans or other transactions with those persons or entities (a) will be made in accordance with applicable law and the Bank's lending policies, (b) will be made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

     In addition to the transactions in the ordinary course of our business, we have entered into the following transactions with the directors and organizers indicated:


     - BROKERAGE AGREEMENT FOR PURCHASE OF MAIN OFFICE SITE. We have entered into a brokerage agreement with Keller Williams Realty in connection with the purchase of the site for our main office. Phil Baldwin, the president and chief executive officer of Neighbors Bancshares, is a partner and co-owner of Keller Williams Realty jointly with his wife, Brenda T. Baldwin. Ms. Baldwin is the broker for the purchase of our main office site and received a brokerage commission of 5% of the purchase price, or $70,000, for her services. Ms. Baldwin's commission is being paid by the seller, not Neighbors Bank. We believe the terms of this brokerage agreement are typical for such agreements and are no less favorable than those that we could obtain from an unrelated third party.

     - CONSULTING AGREEMENT. We have engaged Sedona Bank Consultants, Inc. to provide consulting services related to obtaining a charter for Neighbors Bank and related services. Sedona is owned in part by Barbara H. Lebow, one of our directors. Sedona has and will continue to provide Neighbors Bancshares with consulting services consisting of:

          - Identification and interviewing of potential additional organizers;

          - Preparation and processing of Neighbors Bank's charter application, including the demographic and feasibility study;

          - Executive search, including interviewing and screening candidates for officer positions;

          - Identifying and negotiating a contract for Neighbors Bank's main office site;

          -    Marketing and logo development;

          -    Board education for proposed directors of Neighbors Bank;

          - Database management in connection with Neighbors Bancshares' stock offering; and

          -    Bookkeeping from July 2001 to July 2002.

     We have paid Sedona a total of $150,000 as of March 22, 2003. We believe the terms of our consulting agreement with Sedona are no less favorable than those we could obtain from unrelated third parties for comparable services.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)     Exhibits

Exhibit
Number   Exhibit
-------  -------
3.1      Articles of Incorporation as Amended and Restated(1)

3.2      Bylaws(1)

4.1      Specimen Common Stock Certificate(1)

4.2 See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1     Lot/Land Purchase and Sale Agreement by and between Neighbors
         Bancshares, Inc. and Duluth Thompson Associates, dated February 22,
         2002 (contract for main office property) (1)

10.2     Engagement Letter for consulting services by and between Neighbors
         Bancshares, Inc. and Sedona Bank Consultants, Inc., dated October 5,
         2001(1)

10.3     Form of Escrow Agreement by and between Neighbors Bancshares,
         Inc. and The Bankers Bank(1)

10.4     Promissory Note dated September 24, 2001 executed by Neighbors
         Bancshares, Inc. in favor of The Bankers Bank and form of Commercial Guaranty(1)

10.5     Form of Neighbors Bancshares, Inc. Organizers' Warrant Agreement(1)

10.6     Neighbors Bancshares, Inc. 2002 Stock Incentive Plan(1)

10.7     Revised form of Employment Agreement by and between Neighbors
         Bank (In Organization), Neighbors Bancshares, Inc. and Phil Baldwin(2)

10.8     Revised form of Employment Agreement by and between Neighbors
         Bank (In Organization), Neighbors Bancshares, Inc. and Richard E.
         Eason, Sr. (2)

13.1     Neighbors Bancshares, Inc. Financial Statements as of December 31,
         2002

24.1     Power of Attorney (appears on the signature pages to the Annual
         Report on Form 10-KSB)



99.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________

* Indicates a compensatory plan or contract.

(1) Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on August 21, 2002.

(2) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on October 24, 2002.


(b)     Reports  on  Form  8-K  filed  in  the  fourth  quarter  of 2002:  None.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     As the Company has not completed its initial offering of securities and has had no business operations, it does not plan on furnishing a 2002 Annual Report or proxy material to shareholders. The Company's financial statements are included in this Annual Report on Form 10-KSB. See "Part II--Item6. Financial Statements."

ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NEIGHBORS BANCSHARES, INC.



                                   By:     /s/Phil Baldwin
                                           ----------------
                                           Phil Baldwin
                                           President and Chief Executive Officer

                                   Date:   March 28, 2003


                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Phil Baldwin and Richard E. Eason, Sr., his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


        SIGNATURE                         TITLE                      DATE
        ---------                         -----                      ----

/s/Phil Baldwin                President, Chief Executive       March 28, 2003
------------------------       Officer
Phil Baldwin*


/s/Richard E. Eason, Sr.       Chief Financial Officer          March 28, 2003
------------------------
Richard E. Eason, Sr.**

        SIGNATURE                         TITLE                      DATE
        ---------                         -----                      ----

/s/Charles E. Hoff             Director                         March 28, 2003
------------------------
Charles E. Hoff


/s/Barbara H. Lebow            Director                         March 28, 2003
------------------------
Barbara H. Lebow


/s/Eduardo Montana, Sr.        Director                         March 28, 2003
------------------------
Eduardo Montana, Sr.


/s/Benjamin H. Schnell         Director                         March 28, 2003
------------------------
Benjamin H. Schnell


/s/James R. Williams           Director                         March 28, 2003
------------------------
James R. Williams

_______________________________
*  Principal  executive  officer.
**  Principal  financial  and  accounting  officer.

                                  CERTIFICATION


     I,  Phil  Baldwin,  certify  that:

     1. I have reviewed this annual report on Form 10-KSB of Neighbors Bancshares, Inc. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                            /s/Phil Baldwin
                                                --------------------------------
                                                Phil Baldwin
                                                Chief Executive Officer

                                  CERTIFICATION


     I,  Richard  E.  Eason,  Sr.,  certify  that:

     1. I have reviewed this annual report on Form 10-KSB of Neighbors Bancshares, Inc. (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, base on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                            /s/Richard E. Eason, Sr.
                                                --------------------------------
                                                Richard E. Eason, Sr.
                                                Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

(a)     Exhibits


Exhibit
Number   Exhibit
-------  -------
3.1      Articles of Incorporation as Amended and Restated(1)

3.2      Bylaws(1)

4.1      Specimen Common Stock Certificate(1)

4.2 See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1     Lot/Land Purchase and Sale Agreement by and between Neighbors
         Bancshares, Inc. and Duluth Thompson Associates, dated February 22,
         2002 (contract for main office property) (1)

10.2     Engagement Letter for consulting services by and between Neighbors
         Bancshares, Inc. and Sedona Bank Consultants, Inc., dated October 5,
         2001(1)

10.3     Form of Escrow Agreement by and between Neighbors Bancshares,
         Inc. and The Bankers Bank(1)

10.4     Promissory Note dated September 24, 2001 executed by Neighbors
         Bancshares, Inc. in favor of The Bankers Bank and form of Commercial Guaranty(1)

10.5     Form of Neighbors Bancshares, Inc. Organizers' Warrant Agreement(1)

10.6     Neighbors Bancshares, Inc. 2002 Stock Incentive Plan(1)

10.7     Revised form of Employment Agreement by and between Neighbors
         Bank (In Organization), Neighbors Bancshares, Inc. and Phil Baldwin(2)

10.8     Revised form of Employment Agreement by and between Neighbors
         Bank (In Organization), Neighbors Bancshares, Inc. and Richard E.
         Eason, Sr. (2)

13.1     Neighbors Bancshares, Inc. Financial Statements as of December 31,
         2002

24.1     Power of Attorney (appears on the signature pages to the Registration
         Statement on Form SB-2)


99.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002

_______________________________

*  Indicates  a  compensatory  plan  or  contract.

(1) Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on August 21, 2002.

(2) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on October 24, 2002.