Form 10QSB
period 2003-03-31
NEIGHBORS BANCSHARES INC
filed 2003-05-14
CIK 1180933

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                                       OR

            [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


                           Neighbors Bancshares, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

     Georgia                         6711                  80-0043849
----------------------       -------------------     ----------------------
(State of Jurisdiction      (Primary Standard        (I.R.S. Employer
of Incorporation or         Industrial               Identification No.)
organization)               Classification Code      Number)


     11285 Elkins Road, Building E
     Roswell,  Georgia                                      30076
     -----------------------------                 ------------------------
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

                                 YES XX      NO
                                     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     Two shares of common stock, $0.50 par value were issued and outstanding as of March 31, 2003. Registrant has recently begun an offering of its stock pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on November 12, 2002.

     Transitional  Small  Business  Disclosure  Format (check one):  YES  NO  XX
                                                                             ---

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

                           NEIGHBORS BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                 MARCH 31, 2003
                                     Assets
                                     ------

Cash                                                          $   61,285
Restricted cash                                                1,449,090
Deferred offering costs                                          159,885
Deposit                                                           10,000
Land                                                           1,409,510
Other assets                                                         360
                                                              -----------

                                                              $3,090,130
                                                              ===========

                      Liabilities and Stockholder's Deficit
                      --------------------------------------

Advances payable to organizers                                $   70,000
Subscribers' deposits                                          1,449,090
Line of credit                                                   700,000
Note payable                                                   1,450,000
Other liabilities                                                  7,300
                                                              -----------

          Total liabilities                                    3,676,390
                                                              -----------

Stockholder's deficit:
Preferred stock, no par value; 2,000,000 shares authorized;
  no shares issued and outstanding                                     -
Common stock, $0.50 par value; 10,000,000 shares authorized;
  2 shares issued and outstanding                                      1
Additional paid-in capital                                             9
Deficit accumulated during the development stage                (586,270)
                                                              -----------

          Total stockholder's deficit                           (586,260)
                                                              -----------

                                                              $3,090,130
                                                              ===========

See accompanying notes to unaudited financial statements.

                           NEIGHBORS BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
         AND THE PERIOD FROM MAY 31, 2001 (INCEPTION) TO MARCH 31, 2003


                        Three Months Ended   Cumulative Through
                          March 31, 2003       March 31, 2003
                        -------------------  ------------------
Expenses:
  Legal and consulting  $                 -             188,820
  Salaries and benefits              76,959             262,867
  Interest                           20,754              45,090
  Rent                                2,400              16,800
  Other operating                     5,616              72,693
                        -------------------  ------------------

    Net loss            $           105,729             586,270
                        ===================  ==================

See accompanying notes to unaudited financial statements.

                           NEIGHBORS BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND THE
              PERIOD FROM MAY 31, 2001 (INCEPTION) TO MARCH 31, 2003


                                                         Three Months Ended   Cumulative Through
                                                           March 31, 2003       March 31, 2003
                                                        --------------------  -------------------
Cash flows from operating activities:
  Net loss                                              $          (105,729)            (586,270)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
        Change in other assets and  liabilites                      (29,128)               6,940
                                                        --------------------  -------------------

        Net cash used by operating activities                      (134,857)            (579,330)
                                                        --------------------  -------------------

Cash flows from investing activities:
  Purchase of land                                                        -           (1,409,510)
  Increase in deposits                                                    -              (10,000)
                                                        --------------------  -------------------

    Net cash used by investing activities                                 -           (1,419,510)
                                                        --------------------  -------------------

Cash flows from financing activities:
  Proceeds from line of credit                                      200,000              700,000
  Proceeds from note payable                                              -            1,450,000
  Change in advances from organizers                                      -               70,000
  Deferred offering expenses                                        (86,714)            (159,885)
  Sale of organization shares of common stock                             -                   10
                                                        --------------------  -------------------

    Net cash provided by financing activities                       113,286            2,060,125
                                                        --------------------  -------------------

Net change in cash and cash equivalents                             (21,571)              61,285

Cash and cash equivalents at beginning of period                     82,856                    -
                                                        --------------------  -------------------

Cash and cash equivalents at end of period              $            61,285               61,285
                                                        ====================  ===================

See accompanying notes to unaudited financial statements.

                           NEIGHBORS BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION
     ------------
     Neighbors Bancshares, Inc. (the "Company") was incorporated for the purpose of becoming a bank holding company. The Company intends to acquire 100% of the outstanding common stock of Neighbors Bank (In Organization) (the "Bank"), which will operate in north Fulton County in the metropolitan Atlanta, Georgia area. The organizers of the Bank filed an application to charter the Bank with the Georgia Department of Banking and Finance ("DBF") on May 9, 2002. Also on May 9, 2002, the organizers filed an application with the Federal Deposit Insurance Corporation ("FDIC") for insurance on the deposits of the Bank. The Company has received preliminary approval from the DBF and the FDIC. Provided that the necessary capital is raised, it is expected that operations will commence in the third quarter of 2003.

     Operations through March 31, 2003 relate primarily to expenditures by the organizers for incorporating and organizing the Company. All expenditures by the organizers are considered expenditures of the Company.

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

     At March 31, 2003, the Company had total assets of $3,090,000. These assets consisted principally of land of $1,410,000, restricted cash of $1,449,000, deferred offering expenses of $159,000 and cash of $61,000.

     The Company's liabilities at March 31, 2003 were $3,676,000 consisting of advances under a line of credit from a bank of $700,000, a note payable of $1,450,000 and advances from organizers of $70,000. The Company had a stockholder's deficit of $586,000 at March 31, 2003.

     The Company had a net loss of $106,000 for the three months ended March 31, 2003, and a net loss of $586,000 cumulatively from inception through March 31, 2003. This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank and receive Federal deposit insurance, responding to questions and providing additional information to the DBF and the FDIC in connection with the application process, preparing a prospectus and filing a registration statement with the SEC, selling the common stock, meeting and discussing various market and capitalization issues, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

     A minimum of $9,500,000 will be raised in the Offering, of which a minimum of $9,000,000 will be used to capitalize the Bank. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. The remaining proceeds will be invested in government securities and used to provide working capital to the Company. In its application to the DBF, the organizers estimated that the Company's deficit when the Bank opens to be approximately $662,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund its activities on an ongoing basis; however, there can be no assurance that the Company will achieve any particular level of profitability. The Company has obtained a $1,000,000 line of credit guaranteed by the organizers to provide the necessary funding to cover costs and expenses the Bank is expected to incur prior to the completion of the Offering. In the event the proceeds of the Offering are insufficient to provide the minimum initial funding needed for regulatory approval, the proceeds from the Offering will be returned to the investors, the Offering withdrawn, and the organizers will assume the obligations of the Company.


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

     (a)  Not  applicable.

     (b)  Not  applicable.

     (c)  Not  applicable.

     (d) Pursuant to section 701(f) of Regulation SB, the following disclosures are made as required by 701(f)(1)-(4):

          Item 701(f)(1)      The  effective  date of the registration statement
                              was  November  12,  2002.  The  SEC file number is
                              333-98481.
          Item 701(f)(2)      The offering commenced November 12, 2002.
          Item 701(f)(3)      The offering is ongoing.
          Item 701(f)(4)(i)   The offering is ongoing.
          Item 701(f)(4)(ii)  There  are  no  underwriters  involved  in  the offering.
          Item 701(f)(4)(iii) The offering is a common stock offering.
          Item 701(f)(4)(iv)  The  offering  registered  a  minimum  of  950,000 shares  and  a  maximum  of 1,200,000 shares to be
                              sold  at $10 per share ($9,500,000 to $1,200,000).
          Item 701(f)(4)(v)   Offering  expenses which are being capitalized and
                              will be deducted from the proceeds of the offering totaled $159,885 as of March 31, 2003. None of these expenses were for underwriters as no underwriters are being used in the offering.
          Item 701(f)(4)(vi)  This  item  is  not applicable as there are no net proceeds  and  the  offering  is  ongoing.
          Item 701(f)(4)(vii) This  item  is  not applicable as there are no net proceeds  and  the  offering  is  ongoing.
          Item 701(f)(4)(vii) This  item  is  not applicable as there are no net proceeds  and  the  offering  is  ongoing.

ITEM 3.  DEFAULTS  UPON  SENIOR  SECURITIES

     Not applicable

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM 5.  OTHER  INFORMATION

     None.

ITEM 6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)  Exhibits.
          99.1 Certification by Chief Executive Officer and Chief Financial Officer

     (b)  Reports  on  form  8-K
          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NEIGHBORS BANCSHARES, INC.




Dated:  May  13,  2003       By: /S/ PHIL BALDWIN
        --------------           -----------------------------------------------
                                 Phil Baldwin
                                 President, Chief Executive Officer and Director
                                 (Principal  Executive  Officer)




Dated:  May  13,  2003       By: RICHARD E. EASON, SR.
        --------------           --------------------------------------------
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

Date:  May  13,  2003

                                   /S/  PHIL  BALDWIN
                                   ------------------------------
                                   Phil  Baldwin
                                   Chief  Executive  Officer

                                  Certification


I, Richard E. Eason, Sr., Chief Financial Officer of Neighbors Bancshares, Inc., certify that:

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

Date:  May  13,  2003
                                   /S/  RICHARD  E.  EASON,  SR.
                                   ------------------------------
                                   Richard  E.  Eason
                                   Chief  Financial  Officer