Form 10QSB
period 2003-06-30
NEIGHBORS BANCSHARES INC
filed 2003-08-14
CIK 1180933

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


                           Neighbors Bancshares, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                          6711                 80-0043849
------------------------------  ---------------------------  -------------------
(State of Jurisdiction of      (Primary Standard Industrial   (I.R.S. Employer
Incorporation or organization)  Classification Code Number)  Identification No.)


2440 Old Milton Parkway
Alpharetta, Georgia                                                 30004
-------------------------------                              -------------------
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

                                 YES XX      NO
                                     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     Two shares of common stock, $0.50 par value were issued and outstanding as of June 30, 2003. Registrant has recently begun an offering of its stock pursuant to a Registration Statement on Form SB-2, which the SEC declared effective on November 12, 2002.

     Transitional Small Business Disclosure Format (check one):  YES    NO  XX
                                                                    ---    ---

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

                           NEIGHBORS BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2003

                                     Assets
                                     ------

Cash                                                            $   86,781
Restricted cash                                                  5,929,974
Deferred offering costs                                            234,255
Deposit                                                             10,000
Premises and equipment                                           1,475,134
Other assets                                                         1,545
                                                                -----------

                                                                $7,737,689
                                                                ===========

               Liabilities and Stockholder's Deficit
               -------------------------------------

Liabilities:
  Advances payable to organizers                                $   70,000
  Subscribers' deposits                                          5,918,846
  Line of credit                                                 1,000,000
  Note payable                                                   1,450,000
  Other liabilities                                                 11,324
                                                                -----------

    Total liabilities                                            8,450,170
                                                                -----------

Stockholder's deficit:
  Preferred stock, no par value; 2,000,000 shares authorized;
    no shares issued and outstanding                                     -
  Common stock, $0.50 par value; 10,000,000 shares authorized;
    2 shares issued and outstanding                                      1
  Additional paid-in capital                                             9
  Deficit accumulated during the development stage                (712,491)
                                                                -----------

    Total stockholder's deficit                                   (712,481)
                                                                -----------

                                                                $7,737,689
                                                                ===========


See accompanying notes to unaudited financial statements.

                           NEIGHBORS BANCSHARES, INC.
                        (A DEVELOPMENT STAGE CORPORATION)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003
          AND THE PERIOD FROM MAY 31, 2001 (INCEPTION) TO JUNE 30, 2003



                               Three Months Ended   Six Months Ended   Cumulative Through
                                 June 30, 2003        June 30, 2003       June 30, 2003
                              --------------------  -----------------  -------------------
Income:
  Interest on escrow account  $             8,966             11,128               11,128
                              --------------------  -----------------  -------------------

Expenses:
  Legal and consulting                      7,600              7,600              196,420
  Salaries and benefits                    85,352            160,061              348,219
  Interest                                 24,531             45,286               69,621
  Rent                                      2,920              5,320               19,720
  Other operating                          16,946             24,811               89,639
                              --------------------  -----------------  -------------------

    Total expenses                        137,349            243,078              723,619
                              --------------------  -----------------  -------------------

    Net loss                  $          (128,383)          (231,950)            (712,491)
                              ====================  =================  ===================


See accompanying notes to unaudited financial statements.

                                NEIGHBORS BANCSHARES, INC.
                            (A DEVELOPMENT STAGE CORPORATION)
                                STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND THE
                  PERIOD FROM MAY 31, 2001 (INCEPTION) TO JUNE 30, 2003



                                                           Six Months       Cumulative
                                                              Ended          Through
                                                          June 30, 2003   June 30, 2003
                                                         ---------------  --------------
Cash flows from operating activities:
  Net loss                                               $     (231,950)       (712,491)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation                                                  251             251
      Change in other assets and liabilities                    (37,417)         (1,349)
                                                         ---------------  --------------

      Net cash used by operating activities                    (269,116)       (713,589)
                                                         ---------------  --------------

Cash flows from investing activities:
  Purchase of premises and equipment                            (65,875)     (1,475,385)
  Increase in deposits                                                -         (10,000)
                                                         ---------------  --------------

      Net cash used by investing activities                     (65,875)     (1,485,385)
                                                         ---------------  --------------

Cash flows from financing activities:
  Proceeds from line of credit                                  500,000       1,000,000
  Proceeds from note payable                                          -       1,450,000
  Change in advances from organizers                                  -          70,000
  Deferred offering expenses                                   (161,034)       (234,255)
  Sale of organization shares of common stock                         -              10
                                                         ---------------  --------------

      Net cash provided by financing activities                 338,916       2,285,755
                                                         ---------------  --------------

Net change in cash and cash equivalents                           3,925          86,781

Cash and cash equivalents at beginning of period                 82,856               -
                                                         ---------------  --------------

Cash and cash equivalents at end of period               $       86,781          86,781
                                                         ===============  ==============


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

     Operations through June 30, 2003 relate primarily to expenditures by the organizers for incorporating and organizing the Company. All expenditures by the organizers are considered expenditures of the Company.

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

     At June 30, 2003, the Company had total assets of $7,737,689. These assets consisted principally of premises and equipment of $1,475,134, restricted cash of $5,929,974, deferred offering expenses of $234,255and cash of $86,781.

     The Company's liabilities at June 30, 2003 were $8,450,170 consisting of advances under a line of credit from a bank of $1,000,000, a note payable of $1,450,000, subscribers' deposits of $5,918,846 and advances from organizers of $70,000. The Company had a stockholder's deficit of $712,481 at June 30, 2003.

     The Company had a net loss of $128,383 for the three months ended June 30, 2003, $231,950 for the six months ended June 30, 2003, and a net loss of $712,491 cumulatively from inception through June 30, 2003. This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank and receive Federal deposit insurance, responding to questions and providing additional information to the DBF and the FDIC in connection with the application process, preparing a prospectus and filing a registration statement with the SEC, selling the common stock, meeting and discussing various market and capitalization issues, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

     A minimum of $9,500,000 will be raised in the Offering, of which a minimum of $9,000,000 will be used to capitalize the Bank. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. The remaining proceeds will be invested in government securities and used to provide working capital to the Company. In its application to the DBF, the organizers estimated that the Company's deficit when the Bank opens to be approximately $828,000, although the actual deficit may be significantly higher or lower. The Company believes that income from the operations of the Bank will be sufficient to fund its activities on an ongoing basis; however, there can be no assurance that the Company will achieve any particular level of profitability. The Company has obtained a $1,000,000 line of credit guaranteed by the organizers to provide the necessary funding to cover costs and expenses the Bank is expected to incur prior to the completion of the Offering. In the event the proceeds of the Offering are insufficient to provide the minimum initial funding needed for regulatory approval, the proceeds from the Offering will be returned to the investors, the Offering withdrawn, and the organizers will assume the obligations of the Company.

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

     (a)  Not  applicable.

     (b)  Not  applicable.

     (c)  Not  applicable.

     (d) Pursuant to section 701(f) of Regulation SB, the following disclosures are made as required by 701(f)(1)-(4):

     Item 701(f)(1)           The  effective  date of the registration statement
                              was  November  12,  2002.  The  SEC file number is
                              333-98481.
     Item 701(f)(2)           The  offering  commenced  November  12,  2002.
     Item 701(f)(3)           The  offering  is  ongoing.
     Item 701(f)(4)(i)        The  offering  is  ongoing.
     Item 701(f)(4)(ii)       There  are  no  underwriters  involved  in  the
                              offering.
     Item 701(f)(4)(iii)      The  offering  is  a  common  stock  offering.
     Item 701(f)(4)(iv)       The  offering  registered  a  minimum  of  950,000
                              shares  and  a  maximum  of 1,200,000 shares to be
                              sold  at $10 per share ($9,500,000 to $1,200,000).
     Item 701(f)(4)(v)        Offering  expenses which are being capitalized and
                              will be deducted from the proceeds of the offering
                              totaled  $234,255  as  of  June  30, 2003. None of
                              these  expenses  were  for  underwriters  as  no
                              underwriters  are  being  used  in  the  offering.
     Item 701(f)(4)(vi)       This  item  is  not applicable as there are no net
                              proceeds  and  the  offering  is  ongoing.
     Item 701(f)(4)(vii)      This  item  is  not applicable as there are no net
                              proceeds  and  the  offering  is  ongoing.
     Item 701(f)(4)(vii)      This  item  is  not applicable as there are no net
                              proceeds  and  the  offering  is  ongoing.

ITEM 3.        DEFAULTS  UPON  SENIOR  SECURITIES

     Not  applicable

ITEM 4.        SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM 5.        OTHER  INFORMATION

     None.

ITEM 6.        EXHIBITS  AND  REPORTS  ON  FORM  8-K
     (a)  Exhibits.

     31.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to
          Section  906  of  the  Sarbanes-Oxley  Act  of  2002

     (b)  Reports  on  form  8-K
          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NEIGHBORS BANCSHARES, INC.



Dated:  August 11, 2003                  By: /S/ PHIL BALDWIN
                                             -----------------------------------
                                             Phil Baldwin
                                             President, Chief Executive Officer
                                             and Director
                                             (Principal Executive Officer)




Dated:  August 11, 2003                  By: /S/ RICHARD E. EASON, SR.
                                             -----------------------------------
                                             Richard E. Eason, Sr.
                                             Chief Financial Officer, Treasurer
                                             and Director
                                             (Principal Financial and Accounting
                                             Officer)