Form 10QSB
period 2003-09-30
NEIGHBORS BANCSHARES INC
filed 2003-11-13
CIK 1180933

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


                           Neighbors Bancshares, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

           Georgia                          6711                            80-0043849
------------------------------  -----------------------------  ------------------------------------
(State of Jurisdiction of       (Primary Standard Industrial   (I.R.S. Employer Identification No.)
Incorporation or organization)  Classification Code Number)


2440 Old Milton Parkway
Alpharetta, Georgia                                                           30004
---------------------------------------                        ------------------------------------
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

                                  YES XX     NO
                                      --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,157,800 shares of common stock, $0.50 par value were issued and outstanding as of November 10, 2003.


     Transitional Small Business Disclosure Format (check one):  YES     NO XX
                                                                     ---    ---

                                  NEIGHBORS BANCSHARES, INC.

                                           INDEX


                                                                                   Page No.
                                                                                   --------
PART I       FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheet (unaudited) at September 30, 2003                3

             Consolidated Statements of Operations (unaudited) for the Three and
               Nine Months Ended September 30, 2003 and 2002                             4

             Consolidated Statement of Cash Flows (unaudited) for the Nine
               Months Ended September 30, 2003 and 2002                                  5

             Notes to Consolidated Financial Statements (unaudited)                      6

    Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                     7

    Item 3.  Controls and Procedures                                                     7

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                           8

    Item 2.  Changes in Securities and Use of Proceeds                                   8

    Item 3.  Defaults Upon Senior Securities                                             8

    Item 4.  Submission of Matters to a Vote of Security Holders                         8

    Item 5.  Other Information                                                           8

    Item 6.  Exhibits and Reports on Form 8-K                                            8




This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's other filings with the Securities and Exchange Commission.

                           NEIGHBORS BANCSHARES, INC.

                          PART 1. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           NEIGHBORS BANCSHARES, INC.

                           Consolidated Balance Sheet
                                  (unaudited)

                               September 30, 2003


                                     Assets
                                     ------
Cash and due from banks                                                     $   160,945
Federal funds sold                                                            8,735,000
                                                                            ------------

          Cash and cash equivalents                                           8,895,945

Investment securities available-for-sale                                        495,392
Premises and equipment, net                                                   1,556,300
Other assets                                                                     42,814
                                                                            ------------

                                                                            $10,990,451
                                                                            ============

                      Liabilities and Shareholders' Equity
                      ------------------------------------

Deposits:
     Non interest bearing                                                   $   290,282
     Interest bearing                                                           267,802
                                                                            ------------

          Total deposits                                                        558,084

Other liabilities                                                                 7,171
                                                                            ------------

          Total liabilities                                                     565,255
                                                                            ------------

Commitments

Shareholders' equity:
     Preferred stock, no par value, 10,000,000 shares authorized,
       no shares issued and outstanding                                               -
     Common stock, $.50 par value, 10,000,000 shares authorized, 1,157,800
       shares issued and outstanding                                            578,900
     Additional paid-in capital                                              10,748,421
     Accumulated deficit                                                       (902,125)
                                                                            ------------

          Total shareholders' equity                                         10,425,196
                                                                            ------------

                                                                            $10,990,451
                                                                            ============

See accompanying notes to unaudited financial statements.

                                         NEIGHBORS BANCSHARES, INC.

                                    Consolidated Statements of Operations
                                                (unaudited)

                        For the Three and Nine Months Ended September 30, 2003 and 2002


                                                         Three Months Ended       Nine Months Ended
                                                            September 30,           September 30,
                                                      ------------------------  ----------------------
                                                          2003         2002        2003        2002
                                                      ------------  ----------  ----------  ----------
Interest Income:
     Federal funds sold                               $     4,719           -       4,719           -
     Interest on deposits                                  16,073           -      27,201           -
                                                      ------------  ----------  ----------  ----------

          Total interest income                            20,792           -      31,920           -
                                                      ------------  ----------  ----------  ----------

Interest expense:
     Deposits                                                 267           -         267           -
     Other                                                 21,068       3,404      66,354       7,370
                                                      ------------  ----------  ----------  ----------

          Total interest expense                           21,335       3,404      66,621       7,370
                                                      ------------  ----------  ----------  ----------

          Net interest income (expense)                      (543)     (3,404)    (34,701)     (7,370)

Other income consisting of fees and service charges            64           -          64           -
                                                      ------------  ----------  ----------  ----------

Other expense:
     Salaries and benefits                                156,914      50,206     316,975     115,952
     Net occupancy and equipment expense                    7,159       3,696      12,479       7,800
     Other operating expense                               25,082      15,052      57,493     124,890
                                                      ------------  ----------  ----------  ----------

          Total other expenses                            189,155      68,954     386,947     248,642
                                                      ------------  ----------  ----------  ----------

Net loss                                              $  (189,634)    (72,358)   (421,584)   (256,012)
                                                      ============  ==========  ==========  ==========

Basic and diluted loss per share                      $     (0.16)       (.06)      (0.36)      (0.22)
                                                      ============  ==========  ==========  ==========


See accompanying notes to unaudited financial statements.

                                NEIGHBORS BANCSHARES, INC.

                          Consolidated Statements of Cash Flows
                                       (unaudited)

                  For the Nine Months Ended September 30, 2003 and 2002


                                                                     2003        2002
                                                                 ------------  ---------
Cash flows from operating activities:
     Net loss                                                    $  (421,584)  (256,012)
          Adjustments to reconcile net loss to net cash used in
            operating activities:
              Change in other assets and liabilities                 (61,711)     8,897
                                                                 ------------  ---------

                    Net cash used in operating activities           (483,295)  (247,115)
                                                                 ------------  ---------

Cash flows from investing activities:
     Purchases of securities available-for-sale                     (495,392)         -
     Purchases of premises and equipment                            (146,790)   (16,000)
                                                                 ------------  ---------

                    Net cash used in investing activities           (642,182)   (16,000)
                                                                 ------------  ---------

Cash flows from financing activities:
     Net change in deposits                                          558,084          -
     Net change in of line of credit                                (500,000)   300,000
     Repayment of advances from organizers                           (70,000)   (55,500)
     Repayment of note payable                                    (1,450,000)         -
     Repayment of organizational share                                   (10)         -
     Proceeds from stock                                          11,578,000          -
     Offering expenses                                              (177,508)   (13,833)
                                                                 ------------  ---------

                    New cash provided by financing activities      9,938,566    230,667
                                                                 ------------  ---------

Net change in cash and cash equivalents                            8,813,089    (32,448)

Cash and cash equivalents at beginning of the period                  82,856     74,880
                                                                 ------------  ---------

Cash and cash equivalents at end of the period                   $ 8,895,945     42,432
                                                                 ============  =========

Supplemental disclosure of cash paid for interest                $    66,621      7,370

See accompanying notes to unaudited financial statements.

                           NEIGHBORS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION
     ------------
     Neighbors Bancshares, Inc. (the "Company"), a bank holding company, owns 100% of the outstanding stock of Neighbors Bank (the "Bank"), a bank operating in North Fulton County, Georgia. During the third quarter of 2003, the Company raised $11,327,321, net of offering expenses of $250,679, through the sale of 1,157,800 shares of its $.50 par value common stock at $10.00 per share. The Company used $10,800,000 of the net proceeds from this public offering to purchase 100% of the outstanding common stock of the Bank. The organizers of the Bank filed an application to organize the Bank with the Georgia Department of Banking and Finance and the Federal Deposit Insurance Corporation and, upon receiving final approval of the application from both of these regulatory agencies, the Bank opened for business on September 19, 2003.

     Operations through September 19, 2003 relate primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank. The Company was previously reported on as a development stage corporation.

     In connection with the Company's formation and initial offering, the Company issued 270,796 warrants to purchase its common stock to the organizers. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering. The warrants are exercisable for a term of ten years and vest at the rate of one-third per year. The exercise price of the warrants is at the initial offering price of $10 per share.

     The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended September 30, 2003 are not necessarily indicative of the results of a full year's operations.

(2)  BASIS  OF  PRESENTATION
     -----------------------
     The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

(3)  EARNINGS  (LOSS)  PER  SHARE
     ----------------------------
     Basic earnings per share are based on the number of shares issued by the Company in its initial public offering of 1,157,800, while the effects of potential shares outstanding during the period are included in diluted earnings per share. The effects of potential shares would be antidilutive during all periods presented.

(4)  PREFERRED  STOCK
     ----------------
     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Since its inception on May 31, 2001, the Company's principal activities have been related to its organization, the conducting of its initial public offering (the "Offering"), and the pursuit of approvals from the Georgia Department of Banking and Finance (the "DBF") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter a bank. Upon receiving final approval from the DBF and the FDIC, the Bank commenced operations on September 19, 2003.

FINANCIAL  CONDITION

At September 30, 2003, the Company had total assets of $10,990,451. These assets consisted principally of cash and cash equivalents of $8,895,945 and premises and equipment of $1,556,300.

The Company had deposits of $558,084, an accumulated deficit of $902,125 and total shareholders' equity of $10,425,196.

RESULTS  OF  OPERATIONS

The Company had a net loss of $189,634 or $.16 per share for the three months ended September 30, 2003, a net loss of $421,584 or $.36 per share for the nine months ended September 30, 2003 (assuming the sale of the actual number of shares in the offering were outstanding during the entire period). This loss resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank and receive Federal deposit insurance, responding to questions and providing additional information to the DBF and the FDIC in connection with the application process, preparing a prospectus and filing a registration statement with the SEC, selling the common stock, meeting and discussing various market and capitalization issues, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

Because the Company was in the organization stage and the Bank did not begin its operations until September 19, 2003, it had limited operations from which to generate revenues. As a result, period-to-period comparisons of the Company's results of operations are not meaningful and are not presented in this report.

CAPITAL

The Company raised $11,327,321, net of offering expenses of $250,679, in the offering. It used these funds to purchase 100% of the shares of the Bank for $10,800,000 and for working capital. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that the Company will achieve any particular level of profitability.

ITEM  3.   CONTROLS  AND  PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART  II.  OTHER  INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a)  Not applicable.

     (b)  Not applicable.

     (c)  Not applicable.

     (d) The Company's registration Statement on Form SB-2 (file no. 333-98481), which registered the shares sold in the Company's initial public offering, was declared effective on November 12, 2002. On September 16, 2003, the Company received $11,327,321 of net proceeds from the sale of 1,157,800 shares of its common stock in connection with its initial public offering. Since receipt of the offering proceeds, the Company has used $10,800,000 of the net proceeds to purchase 100% of the capital stock of the Bank.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.
          31 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to
               Section  906  of  the  Sarbanes-Oxley  Act  of  2002

     (b)  Reports on form 8-K
          None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEIGHBORS  BANCSHARES,  INC.




Dated: November 12, 2003      By: /S/ PHIL BALDWIN
                                 -----------------------------------------------
                                 Phil Baldwin
                                 President, Chief Executive Officer and Director (Principal Executive Officer)




Dated: November 12, 2003      By: /S/RICHARD E. EASON, SR.
                                 -----------------------------------------------
                                 Richard  E.  Eason,  Sr.
                                 Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)