Form 10KSB
period 2003-12-31
NEIGHBORS BANCSHARES INC
filed 2004-04-14
CIK 1180933

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended  DECEMBER 31, 2003
                       -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number ____

                           NEIGHBORS BANCSHARES, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

                GEORGIA                                         80-0043849
---------------------------------------------          -------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     2440 OLD MILTON PARKWAY, ALPHARETTA, GEORGIA                   30004
---------------------------------------------------          -------------------
      (Address of Principal Executive Offices)                    (Zip Code)

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been
subject to such filing requirements for past 90 days. Yes  X    No
                                                          ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 90,936

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $8,410,040 BASED ON 841,004 SHARES AT $10.00 PER SHARE.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,157,800 AS OF MARCH 27, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

     NONE.

     Transitional Small Business Disclosure format (check one): Yes     No  X
                                                                    ---    ---

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

   ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . 1

   ITEM 2.   DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . . . .15

   ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .15

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .15

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . .15

   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS . . . . . . . . . . . . . .15

   ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . .16

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . .16

   ITEM 8A.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . .16

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

   ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . .16

   ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . .18

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . . . .20

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . .22

   ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K . . . . . . . . . . . .23

   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . . . .25

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

                           NEIGHBORS BANCSHARES, INC.

     Neighbors Bancshares is a Georgia corporation that was incorporated on May 31, 2001 to organize and serve as the holding company for Neighbors Bank, a state-chartered bank being organized under Georgia law. Neighbors Bank is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. We believe that local ownership and control allows Neighbors Bank to serve customers more efficiently and aids in our growth and success. Neighbors Bank conducts a general commercial banking business, emphasizing personalized banking services to small- to medium-sized businesses, independent single-family residential consumers, and contractors.

     Neighbors Bank opened for business in a temporary office located within 200 yards of the site of our permanent facility. We anticipate relocating into our permanent facility during the third quarter of 2004. The banking facility encompasses 15,650 square feet and has three drive-thru windows.

                                 NEIGHBORS BANK

GENERAL

     Neighbors Bank focuses on community involvement and personal service while providing customers with the financial sophistication and products typically offered by a larger bank. Neighbors Bank emphasizes personalized banking services to small- to medium-size businesses, independent single-family residential consumers, and contractors. Lending services include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. Neighbors Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. We also provide additional services like ATM cards, debit cards, travelers' checks, direct deposit and automatic transfers. We offer our services through a variety of delivery systems including automated teller machines, Internet services for selected businesses, courier services and private banking. We hope to offer on-line banking and bill payment in the future.

PHILOSOPHY AND STRATEGY

     Neighbors Bank operates as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, distinguishes Neighbors Bank from our competitors.

     To carry out our philosophy, our business strategy involves the following:

     - Capitalizing on the directors' and officers' diverse community involvement, professional expertise, and personal and business contacts within our primary service area;

     - Hiring and retaining highly experienced and qualified banking personnel, preferably with established client relationships;

     - Providing individualized attention with consistent, local decision-making authority;

     - Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

     -    Offering competitive interest rates on our deposit accounts;

     -    Utilizing an aggressive marketing program.

MARKET OPPORTUNITIES

     PRIMARY SERVICE AREA. Neighbors Bank's primary service area is the city of Alpharetta in North Fulton County, Georgia. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the FDIC, as of June 30, 2003, Alpharetta was serviced by 20 financial institutions with a total of 56 offices in Alpharetta. As of June 30, 2003, total deposits within Alpharetta for these institutions was $4.2 billion.

LENDING  SERVICES

     LENDING POLICY. We place primary emphasis on real estate-related loans in order to take advantage of the population growth in our primary service area. We also offer a full range of lending products, including commercial loans to small- to medium-sized businesses and professional concerns and consumer loans to individuals. We compete for these loans with competitors who are well established in the North Fulton County area and have greater resources and lending limits. As a result, we often have to offer more flexible pricing and terms to attract borrowers.

     We estimate that Neighbors Bank's loan portfolio will be comprised of the following:

          LOAN CATEGORY                                  RATIO
          -------------                                  -----

          Real estate related loans . . . . . . . . . . . . . .   83.61%

               Commercial real estate . . . . . . . . . .     74.13%
               Construction and development . . . . . . .      9.48%
               Commercial loans . . . . . . . . . . . . .     11.54%

          Consumer loans. . . . . . . . . . . . . . . . . . . .    4.85%

     Based on our executive officers' past lending experience, we believe that, when properly managed and monitored, none of these categories represents a significantly higher risk than the other.

     LOAN APPROVAL AND REVIEW. Neighbors Bank's loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or the Directors' Loan Committee determines whether to approve the loan request. Neighbors Bank does not make any loans to any of its directors or executive officers unless its Board of Directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

     LENDING LIMITS. Neighbors Bank's lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. In general, however, Neighbors Bank is able to lend any one borrower a maximum amount equal to either:

     -    15% of Neighbors Bank's capital and surplus; or

     - 25% of its capital and surplus if the amount that exceeds 15% secured by good collateral and other ample security.

     These legal limits increase or decrease as Neighbors Bank's capital increases or decreases as a result of its earnings or losses, among other reasons.

     CREDIT RISKS. The principal economic risk associated with each category of loans that Neighbors Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

     The well-established financial institutions in the North Fulton County market make proportionately more loans to medium- and large-sized businesses than Neighbors Bank makes. Many of our loans are made to small- to medium-sized business that are less able to withstand competitive, economic and financial pressures than larger borrowers.

     REAL ESTATE LOANS. Neighbors Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where Neighbors Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans.

     COMMERCIAL REAL ESTATE. Commercial real estate loan terms are generally limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates are either fixed or adjustable, although rates typically are not fixed for a term exceeding 36 months. Neighbors Bank generally charges an origination fee of one percent. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, Neighbors Bank generally requires personal guarantees from the principal owners of the property supported by a review by Neighbors Bank's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. Neighbors Bank limits its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

     CONSTRUCTION AND DEVELOPMENT LOANS. We make construction and development loans, both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically does not exceed 75%. Speculative loans are based on the borrower's financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

     RESIDENTIAL REAL ESTATE. Neighbors Bank's residential real estate loans consist of residential second mortgage loans and residential construction loans. The amortization of second mortgages does not generally exceed 15 years and the rates are not generally fixed for over 60 months. All loans are made in accordance with Neighbors Bank's appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 85%, unless the borrower has private mortgage insurance. We believe that these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

     COMMERCIAL LOANS. Loans for commercial purposes in various lines of businesses are part of Neighbors Bank's loan portfolio. The terms of these loans vary by purpose and by type of underlying collateral, if any. Neighbors Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans are generally secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower's management and its ability to properly evaluate changes in the supply-and-demand characteristics affecting its markets and to effectively respond to such changes are significant factors in a commercial borrower's creditworthiness.

     CONSUMER LOANS. Neighbors Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Repayment of consumer loans depends upon the borrower's financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 40% of the borrower's gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determines the impact of all these factors on the ability of the borrower to make future payments as agreed.

INVESTMENTS

     In addition to loans, Neighbors Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Loan & Asset/Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Neighbors Bank's policy as set by the Board of Directors.

ASSET AND LIABILITY MANAGEMENT

     The Asset/Liability Committee manages Neighbors Bank's assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of written loan and investment policies that Neighbors Bank has adopted. The committee attempts to maintain a balanced position between rate-sensitive assets and rate-sensitive liabilities. Specifically, the committee charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period in an attempt to manage any gaps in maturity ranges.

DEPOSIT SERVICES

     Neighbors Bank seeks to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, a variety of
certificates of deposit and IRA accounts.   To attract deposits, Neighbors Bank
employs an aggressive marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in, Neighbors Bank's primary service area. Neighbors Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

OTHER BANKING

     Other banking services include limited cash management services, travelers' checks, direct deposit of payroll and Social Security checks, courier service, ATM cards and debit cards. Neighbors Bank is associated with nationwide networks of automated teller machines that our customers can access throughout Georgia and other regions. We also offer MasterCard(R) and VISA(R) credit card Services through a correspondent bank as an agent for Neighbors Bank. In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Department of Banking and Finance.

EMPLOYEES

     Neighbors Bank has nine (9) full-time equivalent employees. Neighbors Bancshares does not have any employees who are not also employees of Neighbors Bank.


                           SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

NEIGHBORS BANCSHARES

     Since the Company owns all of the capital stock of Neighbors Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Company's operations.

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

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been incorporated for less than three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation.

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

     Our common stock is registered under the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging the rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

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

NEIGHBORS BANK

     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

     Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia

Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2003, the Bank qualified for the well-capitalized category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions' that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 per $100 of deposits for the first quarter of 2004.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are generally subject to a Community Reinvestment Act examination only once every 60 months if we receive an "outstanding" rating, once every 48 months if we receive a "satisfactory" rating and as needed if our rating is "less than satisfactory." Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003 the Bank's ratio of total capital to risk-weighted assets was 126.16% and our ratio of Tier 1 Capital to risk-weighted assets was 125.57%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 85.98%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "The Bank-Prompt Corrective Action."

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2003, the Bank could not pay cash dividends without prior regulatory approval.

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

     - loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies. The FCRA Amendments that deal with employee investigation will become effective on March 29, 2004.

     The FCRA Amendments include, among other things:

     - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

     - for entities that furnish information to consumer reporting agencies, new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

     - a new requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. This will limit the Company's cross-marketing possibilities as compared to prior years.

     Prior to the effective date of the FCRA Amendments, the Company and its subsidiaries will implement policies and procedures to comply with the new rules.

ANTI-TERRORISM LEGISLATION

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

     Neighbors Bank's main office facility will be located at 2380 Old Milton Parkway in Alpharetta, Georgia. We currently lease a temporary facility at the site of the main office for $4,519 per month. The lease expires on May 31, 2004. We expect construction of our permanent facility to be complete in the third quarter of 2004. The permanent facility will be a two-story, stone and stucco building with 15,650 square feet and will include three drive-up windows and an automated teller machine.


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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.


                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

     (a) The Company closed its initial public offering on September 12, 2003. All sales of securities in 2003 were registered under the Securities Act. No market for our common stock currently exists, nor do we expect one to develop. As a result, investors who wish to dispose of any or all of their common stock may be unable to do so, except in private, directly negotiated sales.

     (b) On March 27, 2004, the Company had 459 shareholders of record who owned an aggregate of 1,157,800 shares.

     (c) The Company has paid no dividends on its common stock since its organization. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, stems from dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Part I-Item 1. Description of Business-Supervision and Regulation-Payment of Dividends."

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


                             NEIGHBORS BANCSHARES, INC.

                               SELECTED FINANCIAL DATA
                        (in thousands except per share data)


                                                                 2003      2002
FOR THE YEAR
    Net interest income (expense)                              $     25      (23)
    Provision for loan losses                                        45        -
    Non-interest income                                               1        -
    Non-interest expense                                            754      352
    Net loss                                                   $   (773)    (375)

PER COMMON SHARE
    Basic earnings (loss)                                      $   (.67)    (.32)
    Diluted earnings (loss)                                        (.67)    (.32)
    Cash dividends declared                                           -        -
    Book value                                                 $   8.69     (.42)

AT YEAR END
    Loans, net                                                 $  4,439        -
    Earnings assets                                              10,262        -
    Assets                                                       12,737    1,696
    Deposits                                                      2,577        -
    Shareholders' equity                                       $ 10,061     (481)
    Common shares outstanding                                     1,158        1

AVERAGE BALANCES
    Loans                                                      $    506        -
    Earnings assets                                               5,440        -
    Assets                                                        7,470      467
    Deposits                                                        310        -
    Stockholders' equity                                       $  2,934     (300)
    Weighted average shares
      outstanding                                                 1,158        -

KEY PERFORMANCE RATIOS
    Return on average assets                                   (10.35)%   (.81)%
    Return on average stockholders'
      equity                                                    (26.37)%  (1.25)%
    Net interest margin                                            .45%       -
    Dividend payout ratio                                            -        -
    Average equity to average assets                             39.27%       -

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                                     GENERAL

Neighbors Bancshares, Inc. is a bank holding company headquartered in Alpharetta, Georgia organized to own all of the common stock of its bank subsidiary, Neighbors Bank. The principal activity of the bank is to provide banking services to domestic markets, principally in North Fulton County, Georgia. The bank is primarily regulated by the Georgia Department of Banking and Finance ("DFB") and the Federal Deposit Insurance Corporation ("FDIC") and undergoes periodic examinations by these regulatory agencies. Our bank holding company is regulated by the Federal Reserve Bank and also is subject to periodic examinations.

In 2003, we completed an initial public offering of our common stock. The stock sale resulted in the issuance of 1,157,800 shares at a price of $10.00 per share. The offering resulted in capital of $11,327,321, net of offering expenses of $250,679. The bank opened for business on September 19, 2003 in temporary facilities at 2440 Old Milton Parkway, Alpharetta, Georgia 30004.

The following discussion focuses on significant changes in the financial condition and results of operations during the year ended December 31, 2003. Since our bank did not open until September 19, 2003, comparison of 2003 amounts to prior periods would not be meaningful. We reported our company as developmental stage entity as of December 31, 2002. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb possible losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the financial statements and the related notes and the other statistical information also included in this report.

                           FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will," "anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

     -    the  effects  of  future  economic  conditions;

     - governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     - changes in interest rates and their effect on the level and composition of deposits, loan demand, and the values of loan collateral, securities and other interest-sensitive assets and liabilities;

     -    our  ability  to  control costs, expenses, and loan delinquency rates;
          and

     - the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet.

                          CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in note 1 in the footnotes to the consolidated financial statements at December 31, 2003 included elsewhere in this annual report.

We believe that the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Please refer to the portion of management's discussion and analysis of financial condition and results of operations that addresses the allowance for loan losses for a description of our processes and methodology for determining the allowance for loan losses.

                              RESULTS OF OPERATIONS

A comparison between 2003 and 2002 is not relevant due to the fact that the bank was only open for business for a portion of the year during 2003 and was not open during 2002.

Net loss for 2003 was $773,441 or $.67 per common share. Our operational results depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, and federal funds sold) and the interest expense, which is paid on deposit and other liabilities. Net interest income was $24,603 for the year ended December 31, 2003.

The provision for loan losses in 2003 was $45,000. The provision for loan losses reflects management's estimate of potential losses inherent in the loan portfolio and the creation of an allowance for loan losses adequate to absorb such losses.

Other  operating  income  for  the  year  ended December 31, 2003, totaled $592.
Other operating income includes service charges on deposit accounts and miscellaneous service fees. Other operating expenses in 2003 were $753,636. The largest component of other operating expenses is salaries and benefits, which totaled $507,855 for the year ended December 31, 2003.

In 2003, we recognized no income tax benefit due to the fact that realization of such a benefit is dependent upon future earnings of our company.

NET  INTEREST  INCOME

For the year ended December 31, 2003, net interest income totaled $24,603. Interest income from loans, including fees was $33,528 representing a yield of 6.63%. Interest expense totaled $65,741 for the year ended December 31, 2003. The net interest margin realized on earning assets and the interest rate spread were .45% and (1.94%), respectively, for the year ended December 31, 2003.

AVERAGE  BALANCES  AND  INTEREST  RATES

The table below shows the average balance outstanding for each category of interest earning assets and interest-bearing liabilities for 2003 and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated. A rate volume analysis is not presented due to the fact that the bank was not open in 2002.

                                                                        AVERAGE              YIELD/
                                                                        BALANCE    INTEREST   RATE
                                                                      -----------  --------  -------
Assets:
    Interest earning assets:
      Loans (including loan fees)                                     $  505,847     33,528    6.63%
      Investment securities                                              313,430     11,251    3.59%
      Federal funds sold                                               1,807,211     19,203    1.06%
      Interest on interest-bearing deposits                            2,813,701     26,362     .94%
                                                                      -----------  --------
            Total interest earning assets                              5,440,189     90,344    1.66%
Other non-interest earning assets                                      2,030,240
                                                                      -----------
            Total assets                                              $7,470,429
                                                                      ===========
Liabilities and stockholders' equity:
    Interest-bearing liabilities:
      Deposits:
      Interest-bearing demand                                         $   36,385        143     .39%
      Savings and money market                                           260,362      3,850    1.48%
      Time                                                                13,669        280    2.05%
        Other                                                          1,517,729     61,468    4.05%
                                                                      -----------  --------
            Total interest-bearing liabilities                         1,828,145     65,741    3.60%
Other non-interest bearing liabilities                                 2,708,731
Stockholders' equity                                                   2,933,553
                                                                      -----------
            Total liabilities and stockholders' equity                $7,470,429
                                                                      ===========
Excess of interest-earning assets over interest bearing liabilities   $3,612,044
                                                                      ===========
Ratio of interest-earning assets to interest-bearing liabilities          297.58%
Net interest income                                                                  24,603
                                                                                   ========
Net interest spread                                                                          (1.94)%
Net interest margin                                                                             .45%
There were no non-accrual loans during 2003.

INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT

Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income, and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest sensitive and noninterest sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest sensitive assets and interest sensitive liabilities within the following twelve months. Gap is an attempt to predict the behavior of the bank's net interest income in general terms during periods of movement in interest rates. In general, if the bank is asset sensitive, more of its interest sensitive assets are expected to reprice within twelve months than its interest sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2003, the bank, as measured by Gap, is in an asset sensitive position. Management has several tools available to it to evaluate and affect interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                                       AT DECEMBER 31, 2003
                                                     MATURING OR REPRICING IN
                                                     ------------------------
                                                      (DOLLARS IN THOUSANDS)
                                                         4 MONTHS
                                             3 MONTHS       TO      1 TO 5   OVER 5
                                             OR LESS    12 MONTHS    YEARS    YEARS   TOTAL
                                            ----------  ----------  -------  -------  ------
Interest-earning assets:
    Federal funds sold                      $   4,312           -        -        -    4,312
    Investment securities                           -           -        -    1,446    1,446
    Loans                                       2,483         149    1,852        -    4,484
                                            ----------  ----------  -------  -------  ------
Total interest-bearing assets:                  6,795         149    1,852    1,446   10,242
                                            ----------  ----------  -------  -------  ------
Interest-bearing liabilities:
    Deposits:
      Savings and demand                        1,972           -        -        -    1,972
      Time deposits                                40          58       32        -      130
                                            ----------  ----------  -------  -------  ------
Total interest-bearing liabilities              2,012          58       32        -    2,102
                                            ----------  ----------  -------  -------  ------
Interest sensitive difference per period    $   4,783          91    1,820    1,446    8,140
                                            ==========  ==========  =======  =======  ======
Cumulative interest sensitivity difference  $   4,783       4,874    6,694    8,140
                                            ==========  ==========  =======  =======
Cumulative difference to total assets           37.55%      38.27%   52.56%   64.91%
                                            ==========  ==========  =======  =======

At December 31, 2003, the difference between the bank's liabilities and assets repricing or maturing within one year was $4,874,000. Due to an excess of assets repricing or maturing within one year, a drop in interest rates would cause the bank's net interest income to decline or an rise in interest rates would cause bank's net interest income to increase.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may reflect changes in market interest rates differently. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Other factors which may affect the assumptions made in the table include changes in interest rates, pre-payment rates, early withdrawal levels, and the ability of borrowers to service their debt.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $45,000 for the year ended December 31, 2003. The provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. The allowance for loan losses was 1% of gross loans at December 31, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events, which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required.

Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. We have not experienced any charge-offs in 2003. We had no past due and non-accrual loans, other real estate and repossessions as of December 31, 2003. We do not allocate the allowance for loan losses to various loan categories. The entire allowance is available to absorb losses from any and all loans. Due to the short time that the bank has been open, management does not estimate the amount of net charge-offs that will occur in 2004.

NONINTEREST  INCOME  AND  EXPENSE

Noninterest income for the year ended December 31, 2003 totaled $592. The largest component of other income is service charges on deposit accounts which totaled $359 during the year ended December 31, 2003.

Total noninterest expense for the year ended December 31, 2003 was $753,636. Salaries and benefits, the largest component of noninterest expense, totaled
$507,855 for the year ended December 31, 2003. Net occupancy and equipment expense was $56,128 during 2003 and other operating expenses totaled $189,653 during 2003.

                               FINANCIAL CONDITION

Total assets were $12,736,989 as of December 31, 2003. The primary source of growth in assets was net loans, which totaled $4,439,494 or 34.86% of total assets as of December 31, 2003. Investment securities available-for-sale totaled $1,446,244 at December 31, 2003. Total deposits were $ 2,577,072 or 20.23% of total assets as of December 31, 2003.

INTEREST-EARNING  ASSETS

LOANS

Gross loans totaled $4,484,494 at December 31, 2003. The largest classification of loans was in commercial real estate loans, which totaled $3,324,502 or 74.13% at December 31, 2003. Balances within the major loans receivable categories as of December 31, 2003 are as follows:

      Commercial, financial and agricultural           $  517,468   11.54%
      Real estate - commercial                          3,324,502   74.13%
      Real estate - construction and development          425,000    9.48%
      Consumer and other                                  217,524    4.85%
                                                       ----------  -------

                                                       $4,484,494  100.00%
                                                       ==========  =======

As of December 31, 2003 maturities of loans in the indicated classifications were as follows:

                                                 Real Estate
                              Commercial   Construction/Development   Total
                              -----------  ------------------------  -------
     Maturity
     --------
     Within 1 year            $   517,468                   425,000  942,468
                              ===========  ========================  =======


INVESTMENT  SECURITIES

Investment securities available-for-sale totaled $1,446,244 at December 31, 2003. All of the bank's marketable investment securities were designated as available-for-sale at December 31, 2003 and consisted of mortgage-backed securities. The amortized cost of these investment securities was $1,466,043 at December 31, 2003.

The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented.

                                           Mortgage-backed  Weighted Average
                                              Securities          Yields
                                           ---------------  ----------------
     Maturities at December 31, 2003
     -------------------------------
     After 5 through 10 years              $     1,446,244             3.62%
                                           ===============  ================

DEPOSITS

At December 31, 2003, deposits totaled $2,577,072. Non-interest-bearing demand deposits were $474,673 or 18.42% of total deposits and interest-bearing deposits were $ 2,102,399 or 81.58% of total deposits. The Bank did not have any certificates of deposits of $100,000 and greater at December 31, 2003.

Balances within the major deposit categories as of December 31, 2003 are as follows:

                                                  Amount     Rate
                                                ----------  -------
     Non-interest bearing demand deposits       $  474,673   18.42%
     Interest bearing demand deposits            1,946,468   75.53%
     Savings deposits                               25,550     .99%
     Other time deposits                           130,381    5.06%
                                                ----------  -------
                                                $2,577,072  100.00%
                                                ==========  =======

The average balance of deposits and the average rates paid on such deposits are summarized for 2003 in the following table. Interest costs have been annualized based on the bank's opening date of September 19, 2003.

                                                  Amount    Rate
                                                ----------  -----
     Noninterest-bearing demand                 $  722,477
     Interest-bearing demand                        36,385   .39%
     Savings and money market                      260,362  1.48%
     Time deposits                                  13,669  2.05%
                                                ----------

             Totals                             $1,032,893
                                                ==========

Maturities of time certificates of deposit outstanding at December 31, 2003, are summarized as follows:

     Within 3 months                                $ 40,000
     After 3 through 12 months                        57,750
     After 12 months                                  32,631
                                                    --------

             Total                                  $130,381
                                                    ========

There were no certificates of $100,000 and over outstanding at December 31, 2003.

CAPITAL  RESOURCES

Shareholders' equity totaled $10,061,040 at December 31, 2003. We raised capital in the amount of $11,578,000 during our initial public offering, which was completed in September 2003. Our net loss for the year ended December 31, 2003 was $773,441 and other comprehensive loss, net of tax was $12,299.

Bank holding companies, such as us, and their banking subsidiaries are required by banking regulators to meet certain minimum levels of capital adequacy, which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0% and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 8.0%.

The following table summarizes the bank's risk-based capital ratios at December 31, 2003:

        Tier 1 capital (to risk-weighted assets)            125.57%
        Total capital (to risk-weighted assets)             126.16%
        Tier 1 capital (to total average assets)             81.87%

LIQUIDITY

The bank must maintain, on a daily basis, sufficient funds to cover the withdrawals from depositors' accounts and to supply new borrowers with funds. To meet these obligations, the bank keeps cash on hand, maintains account balances with its correspondent banks, and purchases and sells federal funds and other short-term investments. Asset and liability maturities are monitored in an attempt to match the maturities to meet liquidity needs. It is the policy of the bank to monitor its liquidity to meet regulatory requirements and their local funding requirements.

The bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the bank has arrangements with commercial banks for short term unsecured advances up to $3,400,000. At December 31, 2003, this credit availability totaled $3,400,000.

Cash and cash equivalents as of December 31, 2003 increased $4,452,185 from December 31, 2002. Cash used by operating activities totaled $834,193 in 2003, while inflows from financing activities totaled $11,957,554, which were attributable to net deposit increases and raising of our initial capital.

During 2003, investing activities used $6,671,176. Investing activities included net loans made to customers of $4,484,494, purchases of investment securities available-for-sale of $1,484,142 and purchases of premises and equipment of $720,991, partially offset by maturities of investment securities available-for-sale of $18,451.

OFF  BALANCE  SHEET  ARRANGEMENTS

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

Since certain commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments to extend credit as we do for on-balance-sheet instruments. Collateral held for commitments to extend credit varies but may include accounts receivable, inventory, property, plant, equipment, and income-producing commercial properties.

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2003:

               Commitments to extend credit            $49,880
               Standby letters of credit               $     -

Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in North Fulton County and surrounding areas.

INFLATION

Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. We cope with the effects of inflation through the management of interest rate sensitivity gap position, by periodically reviewing and adjusting its pricing of services to consider current costs and through managing our level of net income relative to our dividend payout policy.

SELECTED  RATIOS

The following table sets out certain ratios of the Company for the year ended December 31, 2003.

             Net loss to:
               Average stockholders' equity                   26.37%
                Average assets                                10.35%
             Dividends to net income                              -
             Average equity to average assets                 39.27%

RECENT  ACCOUNTING  PRONOUNCEMENTS

Accounting  standards  that  have  been  issued  or  proposed  by  the Financial
Accounting Standards Board and other standard setting entities that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

ITEM 7.     FINANCIAL STATEMENTS

     The Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2003.


ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A.     CONTROLS AND PROCEDURES

     At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to material affect, the Company's internal control over financial reporting.


                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is information regarding the directors and executive officers of the Company. Each director of the Company also serves as a director of the Bank. Directors of the Bank serve for a term of one year and are elected by the Company each year at the Bank's annual meeting of shareholders. The Bank's officers are appointed by and hold office at the will of its Board of Directors.

     The following table sets forth for each director and executive officer of the Company: (1) the person's name; (2) his or her age at December 31, 2003;
(3) the year he or she was first elected as a director of the Company; and (4) his or her positions with the Company, other than as a director, and his or her other business experience for the past five years.

                            DIRECTOR                   POSITION WITH THE COMPANY
NAME (AGE)                   SINCE                      AND BUSINESS EXPERIENCE
--------------------------  --------  -----------------------------------------------------------

Phil Baldwin (50)               2001  President and Chief Executive Officer of Company and
                                      Bank; Owner of Keller Williams Realty; previously
                                      President of Prudential Bank.


                            DIRECTOR                   POSITION WITH THE COMPANY
NAME (AGE)                   SINCE                      AND BUSINESS EXPERIENCE
--------------------------  --------  -----------------------------------------------------------

Thomas E. Boland, Sr. (69)      2003  Special Counsel to the President of Mercer University of
                                      Macon and Atlanta; Retired Chairman of Wachovia
                                      Corporation of Georgia and Wachovia Bank of Georgia,
                                      N.A.

Richard E. Eason, Sr. (56)      2002  Chief Financial Officer; previously Chief Financial Officer of John Dixon & Associates (real estate auction company);
                                      Chief Financial Officer of Integrity Bank; Executive Vice
                                      President of Bank of North Georgia.

Charles E. Hoff (58)            2001  Retired National Bureau Chief at Cable News Network (CNN).

Ramzan Karimi (48)              2003  Real Estate Investor; President and CEO of M2Z2 Com,
                                      Inc.; GA C-Store, Inc.; M2Z2 LLC; TN C-Store, LLC; and
                                      Tunica Properties, LLC.

Barbara H. Lebow (55)           2001  Attorney; Founder/Owner of Sedona Bank Consultants, Inc.

Eduardo Montana, Sr. (66)       2001  Pediatrician; Director of International Pediatric Clinics;
                                      Healthcare Consultant.

Benjamin H. Schnell (41)        2001  Secretary of Company and Bank; Senior Consultant with
                                      FiServ HealthCare Affiliates; previously Bank Consultant
                                      with the Weilage Group; Senior Associate with
                                      PriceWaterhouseCoopers; Network Developer with Georgia
                                      Department of Medical Assistance.

Victor C. Smith (59)            2003  Certified Public Accountant; Partner with Waddell Smith
                                      Magoon & Freeman, LLP; former Director of First Colonial
                                      Bank, Alpharetta.

James R. Williams (61)          2001  Chair, Board of Directors of Company; Chief Executive
                                      Officer of Consultants and Builders, Inc. (design/build
                                      firm); Chairman and Chief Executive Officer of Parkway
                                      Office Suites, Ltd. (office suite developer); President of
                                      Willford Corporation, LLC (real estate holding company).

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

MEETINGS AND COMMITTEES OF THE BOARD

     During the year ended December 31, 2003, the Board of Directors of the Company held nine (9) meetings and the Board of Directors of the Bank held four
(4) meetings. All incumbent directors attended at least 75% of the total number of meetings of the Company's Board of Directors and committees of the board on which they serve.

     AUDIT AND COMPLIANCE COMMITTEE. The Board of Directors has established an Audit and Compliance Committee, which recommends to the Board of Directors the independent public accountants to be selected to audit the Company's annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion. The Audit and Compliance Committee is also responsible for overseeing compliance with the Community Reinvestment Act. The Board of Directors has not adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2003, the Audit and Compliance Committee held 2 meetings.

     The Audit and Compliance Committee members are Thomas E. Boland, Charles E. Hoff, Barbara Lebow, Eduardo Montana, Sr., Ben Schnell and Victor C. Smith. Although none of the Audit and Compliance Committee members meets the criteria specified under applicable Securities and Exchange Commission ("SEC") regulations for an "audit committee financial expert," the Board believes that each has the financial knowledge, business experience and independent judgment necessary for service on the Audit and Compliance Committee.

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics may be obtained, without charge, upon written request addressed to Neighbors Bank, 2380 Old Milton Parkway, Alpharetta, Georgia 30004, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company's Chief Financial Officer at (770) 360-7112.


ITEM  10.     EXECUTIVE  COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal years 2003 and 2002 to its chief executive and chief financial officers. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 2003 or 2002.

                                     Annual Compensation                Long-Term Compensation
                         ------------------------------------------  -----------------------------
                                                         Other
                                                         Annual       Number of      All Other
                                 Salary      Bonus    Compensation   Securities   Compensation(1)
Name and Position        Year      ($)        ($)         ($)        Underlying         ($)
                                                                       Options
-----------------------  ----  -----------  -------  --------------  -----------  ----------------

Phil Baldwin,
President and Chief      2003  $157,292     $     0  $            0  $         0  $              0
Executive Officer        2002  $149,075(2)  $     0  $            0  $         0  $              0

Richard E. Eason, Sr.,
Chief Financial Officer  2003  $107,292     $     0  $            0  $         0  $              0
                         2002  $ 16,666(3)  $     0  $            0  $         0  $              0

J. Ross Mynatt
Chief Lending Officer    2003  $ 66,779(4)  $     0  $            0  $         0  $              0

(1)  We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the
     Securities and Exchange Commission's regulations.


(2)  Consists of salary paid to Mr. Baldwin for services as president and chief executive officer from February, 2002 to December 31, 2002 at an annualized rate of $150,000 including an auto allowance pursuant to the terms of his employment agreement.
(3)  Consists of salary paid to Mr. Eason for services as chief financial officer from November
     2002 to December 31, 2002 at an annualized rate of $100,000.
(4)  Consists of salary paid to Mr. Mynatt for services as chief lending officer from June 2003 to December 2003 at an annualized rate of $125,000.

     EMPLOYMENT AGREEMENTS.

     PHIL BALDWIN. We have entered into a three-year employment agreement with Phil Baldwin regarding Mr. Baldwin's employment as President and Chief Executive Officer of Neighbors Bancshares and Neighbors Bank. Under the terms of the agreement, Mr. Baldwin receives a base salary of $175,000 per year. Neighbors Bank also provides Mr. Baldwin with other customary benefits such as disability, health and life insurance, membership fees to a country club and an automobile allowance.

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

     RICHARD E. EASON, SR. We have entered into a three-year employment agreement with Richard Eason, Sr. regarding Mr. Eason's employment as Senior Vice President and Chief Financial Officer of Neighbors Bancshares and Neighbors Bank. Under the terms of the agreement, Mr. Eason receives a base salary of $125,000 per year. Neighbors Bank also provides Mr. Eason with other customary benefits such as health and life insurance.

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

     J. ROSS MYNATT. We have entered into a three-year employment agreement with
J. Ross Mynatt regarding Mr. Mynatt's employment as Senior Vice President and Chief Lending Officer of Neighbors Bancshares and Neighbors Bank. Under the terms of the agreement, Mr. Mynatt receives a base salary of $125,000 per year. Neighbors Bank also provides Mr. Mynatt with other customary benefits such as health and life insurance.

     We will be obligated to pay Mr. Mynatt his base salary for six months following termination if Mr. Mynatt is terminated without cause.

     The agreement also generally provides that, for a period of two years following the termination of Mr. Mynatt's employment by us with cause, he will not compete with Neighbors Bank in the banking business nor solicit our customers nor our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply for six months following a termination of Mr. Mynatt's employment without cause.

DIRECTOR COMPENSATION

     Neither Neighbors Bancshares nor Neighbors Bank will separately compensate its directors for their service as directors until Neighbors Bank earns a cumulative profit. Thereafter, Neighbors Bank will adopt compensatory policies for its directors that conform to applicable law.

OPTION GRANTS IN FISCAL YEAR 2003

     The Company did not grant any stock options or stock appreciation rights during 2003.

OPTIONS EXERCISED IN FISCAL YEAR 2002

     No options were exercised by our named executive officers in fiscal year 2003.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock that, as of March 27, 2004, are beneficially owned by (a) each existing and proposed director of the Company and (b) all executive officers and existing and proposed directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. Additionally, the address of each person is 2440 Old Milton Parkway, Alpharetta, Georgia 30004.

     Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days of the date of this Annual Report on Form 10-KSB.

                                   NUMBER     PERCENT
NAME                              OF SHARES  OF CLASS   NATURE OF BENEFICIAL OWNERSHIP
--------------------------------  ---------  ---------  ------------------------------

Phil Baldwin                         35,000      3.02%

Thomas E. Boland, Sr.                25,000      2.16%  Includes 20,000 shares held by East Partners
                                                        Bluff, LP.

Richard E. Eason, Sr.                32,250      2.79%  Includes 12,000 shares held by an IRA for the
                                                        benefit of Mr. Eason and 1,250 shares held by an
                                                        IRA for the benefit of Mr. Eason's spouse.

Charles E. Hoff                      20,000      1.73%  Includes 7,000 shares held by an IRA for the
                                                        benefit of Mr. Hoff's spouse.


                                   NUMBER     PERCENT
NAME                              OF SHARES  OF CLASS   NATURE OF BENEFICIAL OWNERSHIP
--------------------------------  ---------  ---------  ------------------------------

Ramzan Karimi                        50,000      4.32%

Barbara H. Lebow                     12,500      1.08%  Includes 12,500 shares held by an IRA for the
                                                        benefit of Ms. Lebow.

Eduardo Montana, Sr.                 31,546      2.72%  Includes 26,667 shares held by Edmontas
                                                        Investment Group, LLC; 773 shares held by an
                                                        IRA for the benefit of Mr. Montana; and 773
                                                        shares held by an IRA for the benefit of Mr.
                                                        Montana's spouse.

Benjamin H. Schnell                  20,000      1.73%  Includes 1,665 shares held by an IRA for the
                                                        benefit of Mr. Schnell and 9,500 shares held by
                                                        an IRA for the benefit of Mr. Schnell's spouse.

Victor C. Smith                      40,000      3.45%

James R. Williams                    50,500      4.36%  Includes 4,936 shares held by an IRA for the
                                                        benefit of Mr. Williams and 2,703 shares held by
                                                        an IRA for the benefit of Mr. Williams' spouse.

ALL DIRECTORS AND EXECUTIVE         316,796     27.36%
OFFICERS AS A GROUP (10 PERSONS)

_____________________________

     The following table sets forth information regarding the Company's equity compensation plans under which shares of the Company's common stock are authorized for issuance. The Company currently has no equity compensation plans approved by shareholders.

                                                                                        Number of shares
                                                                                    remaining available for
                           Number of securities to be   Weighted-average exercise  future issuance under the
                             issued upon exercise of            price of                 Plan (excludes
                               outstanding options         outstanding options        outstanding options)
                           ---------------------------  -------------------------  --------------------------

Equity compensation plans
approved by security
holders                                       N/A                            N/A                        N/A

Equity compensation plans
not approved by security
holders                                    270,796 (1)                      10.00                         0

Total                                      270,796                          10.00                         0

______________________
(1) Each of our organizing directors devoted substantial time and effort to the activities necessary to organize the Company and the Bank. Additionally, each of them agreed to guarantee indebtedness of the Company. In consideration of these efforts and in recognition of their financial risks, each of our organizing directors received a warrant to purchase a number of shares of common stock equal to the number of shares he or she purchased in the initial public offering. Three of our directors joined the board toward the end of organizing process. These individuals were not asked to guarantee indebtedness of the Company, but devoted substantial time and effort to the activities necessary to organize the Company and the Bank. In consideration of these efforts, each of these directors received a warrant to purchase a number of shares of common stock equal to 60% of the number of shares he purchased in the initial public offering.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We anticipate that our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, will have banking and other transactions in the ordinary course of business with the Bank. It will be the policy of the Bank that any loans or other transactions with those persons or entities (a) will be made in accordance with applicable law and the Bank's lending policies, (b) will be made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) will not be expected to involve more than the normal risk of collectability or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

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

          - database management in connection with Neighbors Bancshares' stock offering; and

          -    bookkeeping from July 2001 to July 2002.

               We have paid Sedona a total of $150,000 as of March 27, 2004. We believe the terms of our consulting agreement with Sedona are no less favorable than those we could obtain from unrelated third parties for comparable services.

     - DESIGN-BUILD CONTRACT. We have entered into a design and construction contract for our permanent office with Consultants & Builders, Inc. James. R. Williams, one of our directors, is the Chairman and Chief Executive Officer of Consultants & Builders. The total price of the contract is $3,236,047 of which $531,174 had been paid or accrued as of December 31, 2003.

               We obtained several bids from similar design-build construction firms before awarding the contract to Consultants & Builders. After review, the Georgia Department of Banking and Finance did not object to this contract. Based on other bids we received for the design and construction of our permanent main office, we believe that the terms of this contract are no less favorable than those we could have obtained from an unrelated third party for similar design and construction services.


ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

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

10.3     Form of Escrow Agreement by and between Neighbors Bancshares, Inc. and The Bankers
         Bank(1)

10.4     Promissory Note dated September 24, 2001 executed by Neighbors Bancshares, Inc. in favor of The Bankers Bank and form of Commercial Guaranty(1)

10.5     Form of Neighbors Bancshares, Inc. Organizers' Warrant Agreement(1)

10.6     Neighbors Bancshares, Inc. 2002 Stock Incentive Plan(1)

10.7     Revised form of Employment Agreement by and between Neighbors Bank (In
         Organization), Neighbors Bancshares, Inc. and Phil Baldwin(2) *


Exhibit
Number   Exhibit
-------  -------

10.8     Revised form of Employment Agreement by and between Neighbors Bank (In
         Organization), Neighbors Bancshares, Inc. and Richard E. Eason, Sr. (2) *

10.9     Employment Agreement by and between Neighbors Bank, Neighbors Bancshares, Inc. and
         J. Ross Mynatt.*

13.1     Neighbors Bancshares, Inc. Financial Statements as of December 31, 2003

22.1     Subsidiaries of the Registrant

24.1     Power of Attorney (appears on the signature pages to the Annual report on Form 10-KSB)

31.1     Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act

31.2     Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1     Proxy Statement for 2004 Annual Meeting to be held on May 11, 2004

_________________________
*    Indicates a compensatory plan or contract.

(1)  Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No.
     333-67494), as filed with the SEC on August 21, 2002.

(2)  Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2
     (Registration No. 333-67494), as filed with the SEC on October 24, 2002.

(b)     Reports on Form 8-K filed in the fourth quarter of 2003:  None.


           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company plans to provide audited financial statements to shareholders. The Company's financial statements are included as Exhibit 13.1 of this Annual Report on Form 10-KSB.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for the years ended December 31, 2003 and 2002 by Porter Keadle Moore, LLP:

                                            2003         2002
                                        ------------  -----------

     Audit fees                         $     19,177       10,600
     Audit-related fees                            -            -
     Tax fees                                  4,400        4,000
     All other fees                                -            -
                                        ------------  -----------
          Total Fees                    $     23,577       14,600
                                        ============  ===========

AUDIT FEES

     Audit fees represent fees billed by PKM for professional services rendered in connection with the (1) audit of the Company's annual financial statements for 2003 and 2002, and (2) review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB.

AUDIT-RELATED FEES

     PKM billed no fees for audit-related services during 2003 or 2002.

TAX FEES

     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by PKM for tax compliance, tax advice and tax planning.

ALL OTHER FEES

     PKM billed no other fees during 2003 or 2002.

     The fees billed by PKM are pre-approved by the Audit Committee of the Company in accordance with the policies and procedures for the Audit Committee. The Audit Committee pre-approves all audit and non-audit services provided by the Company's independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2003, 100% of the fees incurred were pre-approved.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NEIGHBORS BANCSHARES, INC.



                                   By:    /s/ Phil Baldwin
                                          -----------------------------
                                          Phil Baldwin
                                          President and Chief Executive Officer

                                   Date:  April 7, 2004



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

       SIGNATURE                     TITLE                  DATE
       ---------                     -----                  ----


/s/ Phil Baldwin           President, Chief Executive  April 7, 2004
-------------------------  Officer
Phil Baldwin*


/s/ Thomas E. Boland       Director                    April 7, 2004
-------------------------
Thomas E. Boland


       SIGNATURE                     TITLE                  DATE
       ---------                     -----                  ----


/s/ Richard E. Eason, Sr.
-------------------------
Richard E. Eason, Sr.**    Director                    April 7, 2004


/s/ Charles E. Hoff        Director                    April 7, 2004
-------------------------
Charles E. Hoff


/s/ Ramzan Karimi          Director                    April 7, 2004
-------------------------
Ramzan Karimi


/s/ Barbara H. Lebow       Director                    April 7, 2004
-------------------------
Barbara H. Lebow


/s/ Eduardo Montana, Sr.   Chief Financial Officer     April 7, 2004
-------------------------
Eduardo Montana, Sr.


/s/ Benjamin H. Schnell    Director                    April 7, 2004
-------------------------
Benjamin H. Schnell


/s/ Victor C. Smith        Director                    April 7, 2004
-------------------------
Victor C. Smith


/s/ James R. Williams      Director                    April 7, 2004
-------------------------
James R. Williams

_____________________________
*   Principal executive officer.
**  Principal financial and accounting officer.

                                       EXHIBIT INDEX


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

10.3     Form of Escrow Agreement by and between Neighbors Bancshares, Inc. and The
         Bankers Bank(1)

10.4     Promissory Note dated September 24, 2001 executed by Neighbors Bancshares, Inc.
         in favor of The Bankers Bank and form of Commercial Guaranty(1)

10.5     Form of Neighbors Bancshares, Inc. Organizers' Warrant Agreement(1)

10.6     Neighbors Bancshares, Inc. 2002 Stock Incentive Plan(1)

10.7     Revised form of Employment Agreement by and between Neighbors Bank (In
         Organization), Neighbors Bancshares, Inc. and Phil Baldwin(2) *

10.8     Revised form of Employment Agreement by and between Neighbors Bank (In
         Organization), Neighbors Bancshares, Inc. and Richard E. Eason, Sr. (2) *

10.9     Employment Agreement by and between Neighbors Bank, Neighbors Bancshares,
         Inc. and J. Ross Mynatt.*

13.1     Neighbors Bancshares, Inc. Financial Statements as of December 31, 2003

22.1     Subsidiaries of the Registrant

24.1     Power of Attorney (appears on the signature pages to the Annual report on Form
         10-KSB)

31.1     Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the
         Exchange Act


Exhibit
Number   Exhibit
-------  -------

31.2     Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange
         Act

32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1     Proxy Statement for 2004 Annual Meeting to be held on May 11, 2004

_________________________
*    Indicates a compensatory plan or contract.

(1) Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on August 21, 2002.

(2)  Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on
     Form SB-2 (Registration No. 333-67494), as filed with the SEC on October 24, 2002.