Form 10QSB
period 2004-03-31
NEIGHBORS BANCSHARES INC
filed 2004-05-12
CIK 1180933

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period from          to
                                                    --------

                        Commission File Number 333-98481

                           Neighbors Bancshares, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

               Georgia                                   80-0043849
     -------------------------------       ------------------------------------
     (State  of  Jurisdiction  of          (I.R.S.  Employer Identification No.)
     Incorporation  or  organization)


     2440 Old Milton Parkway
     Alpharetta,  Georgia                                 30004
     ---------------------------------     ------------------------------------
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

                                 YES XX      NO
                                     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,157,800 shares of common stock, $0.50 par value were issued and outstanding as of May 10, 2004.

     Transitional Small Business Disclosure Format (check one):  YES     NO  XX
                                                                     --      --

                                      NEIGHBORS BANCSHARES, INC.

                                                 INDEX


                                                                                              Page No.
                                                                                              --------

PART I       FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Balance Sheet (unaudited) at March 31, 2004                                3

             Consolidated Statements of Operations (unaudited) for the Three
               Months Ended March 31, 2004 and 2003                                                  4

             Consolidated Statements of Comprehensive Income (unaudited) for the Three
               Months Ended March 31, 2004 and 2003                                                  5

             Consolidated Statements of Cash Flows (unaudited) for the Three
               Months Ended March 31, 2004 and 2003                                                  6

             Notes to Consolidated Financial Statements (unaudited)                                  7

    Item 2.  Management's Discussion and Analysis                                                    8

    Item 3.  Controls and Procedures                                                                10

PART II.     OTHER INFORMATION

    Item 1.  Legal Proceedings                                                                      11

    Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities         11

    Item 3.  Defaults Upon Senior Securities                                                        11

    Item 4.  Submission of Matters to a Vote of Security Holders                                    11

    Item 5.  Other Information                                                                      11

    Item 6.  Exhibits and Reports on Form 8-K                                                       11




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

                              NEIGHBORS BANCSHARES, INC.

                            PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NEIGHBORS BANCSHARES, INC.

                              Consolidated Balance Sheet
                                     (unaudited)

                                    March 31, 2004


                                        Assets
                                        ------

Cash and due from banks                                                  $   365,161
Federal funds sold                                                         4,779,000
                                                                         ------------

      Cash and cash equivalents                                            5,144,161

Investment securities available-for-sale                                   1,435,410
Premises and equipment, net                                                2,930,888
Loans, net                                                                14,686,040
Other assets                                                                 167,143
                                                                         ------------

                                                                         $24,363,642
                                                                         ============

                         Liabilities and Shareholders' Equity
                         ------------------------------------

Liabilities:
  Deposits:
    Non interest bearing                                                 $ 1,984,055
    Interest bearing                                                       4,120,131
    Savings                                                                   33,092
    Time                                                                   8,445,999
                                                                         ------------

      Total deposits                                                      14,583,277

Other liabilities                                                             35,230
                                                                         ------------

      Total liabilities                                                   14,618,507
                                                                         ------------

Commitments

Shareholders' equity:
  Preferred stock, no par value, 10,000,000 shares authorized,
    no shares issued and outstanding                                               -
  Common stock, $.50 par value, 10,000,000 shares authorized, 1,157,800
    shares issued and outstanding                                            578,900
  Additional paid-in capital                                              10,748,421
  Accumulated deficit                                                     (1,583,263)
  Accumulated other comprehensive income                                       1,077
                                                                         ------------

      Total shareholders' equity                                           9,745,135
                                                                         ------------

                                                                         $24,363,642
                                                                         ============

See accompanying notes to unaudited financial statements.

                                NEIGHBORS BANCSHARES, INC.

                           Consolidated Statements of Operations
                                        (unaudited)

                    For the Three Months Ended March 31, 2004 and 2003


                                                                        2004        2003
                                                                    ------------  --------

Interest Income:
  Interest and fees on loans                                        $   161,127         -
  Interest on investment securities                                      13,331         -
  Interest on federal funds sold                                          4,720         -
                                                                    ------------  --------

    Total interest income                                               179,178         -
                                                                    ------------  --------

Interest expense:
  Deposits                                                               23,987         -
  Other                                                                     680    20,754
                                                                    ------------  --------

    Total interest expense                                               24,667    20,754
                                                                    ------------  --------

    Net interest income (expense)                                       154,511   (20,754)

Provision for loan losses                                               120,000         -
                                                                    ------------  --------

    Net interest income (expense) after provision for loan losses        35,511   (20,754)

Other income consisting of fees and service charges                       2,756         -
                                                                    ------------  --------

Other expense:
  Salaries and benefits                                                 232,132    76,959
  Net occupancy and equipment expense                                    32,527     2,400
  Other operating expense                                               101,889     5,616
                                                                    ------------  --------

    Total other expenses                                                366,548    84,975
                                                                    ------------  --------

Net loss                                                            $  (329,281)  105,729
                                                                    ============  ========

Basic and diluted loss per share                                    $     (0.28)     (.09)
                                                                    ============  ========

See accompanying notes to unaudited financial statements.

                               NEIGHBORS BANCSHARES, INC.

                    Consolidated Statements of Comprehensive Income

                   For the Three Months Ended March 31, 2004 and 2003
                                      (Unaudited)



                                                                     2004       2003
                                                                  ----------  ---------
Net loss                                                          $(329,281)  (105,729)
                                                                  ----------  ---------
Other comprehensive income, net of tax of $8,198, consisting of
  unrealized losses on investment securities available-for-sale      13,376          -
                                                                  ----------  ---------

Comprehensive income (loss)                                       $(315,905)  (105,729)
                                                                  ==========  =========

                                    NEIGHBORS BANCSHARES, INC.

                              Consolidated Statements of Cash Flows
                                           (unaudited)

                        For the Three Months Ended March 31, 2004 and 2003


                                                                             2004         2003
                                                                         -------------  ---------

Cash flows from operating activities:
  Net loss                                                               $   (329,281)  (105,729)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
      Provision for loan losses                                               120,000          -
      Depreciation, amortization, and accretion                                 9,236          -
      Change in other assets and liabilites                                   (41,159)   (29,128)
                                                                         -------------  ---------

      Net cash used by operating activities                                  (241,204)  (134,857)
                                                                         -------------  ---------

Cash flows from investing activities:
  Proceeds from maturities and paydowns
    of investment securities available-for-sale                                32,287          -
  Net change in loans                                                     (10,366,546)         -
  Purchases of premises and equipment                                        (821,622)         -
                                                                         -------------  ---------

      Net cash used by investing activities                               (11,155,881)         -
                                                                         -------------  ---------

Cash flows from financing activities:
  Net change in deposits                                                   12,006,205          -
  Net change in of line of credit                                                   -    200,000
  Offering expenses                                                                 -    (86,714)
                                                                         -------------  ---------

      Net cash provided by financing activities                            12,006,205    113,286
                                                                         -------------  ---------

Net change in cash and cash equivalents                                       609,120    (21,571)

Cash and cash equivalents at beginning of period                            4,535,041     82,856
                                                                         -------------  ---------

Cash and cash equivalents at end of period                               $  5,144,161     61,285
                                                                         =============  =========

Supplemental disclosure of cash paid for interest                        $     65,515     20,754

Supplemental disclosure of noncash investing and financing activity consisting of change in unrealized gain/loss on investment securities
  available-for-sale                                                     $     13,376          -


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

     The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended March 31, 2004 are not necessarily indicative of the results of a full year's operations.

(2)  BASIS OF PRESENTATION
     ---------------------
     The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determinations of the allowance for loan losses, the valuation of real estate acquired in connection with or in lieu of foreclosure on loans, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

(3)  EARNINGS (LOSS) PER SHARE
     -------------------------
     Basic earnings per share are based on the number of shares issued by the Company in its initial public offering of 1,157,800, while the effects of potential shares outstanding during the period are included in diluted earnings per share. The effects of potential shares would be antidilutive during all periods presented.

(4)  PREFERRED STOCK
     ---------------
     Shares of preferred stock may be issued from time to time in one or more series as established by resolution of the Board of Directors of the Company. Each resolution shall include the number of shares issued, preferences, special rights and limitations as determined by the Board.

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

FINANCIAL CONDITION
-------------------

At March 31, 2004, The Company had total assets of $24,363,642. These assets consisted principally of $5,114,161 in cash and cash equivalents, $1,435,410 in securities available-for-sale, $14,686,040 in net loans and $2,930,888 in premises and equipment.

The Company had deposits of $14,583,277 at March 31, 2004, an accumulated deficit of $1,583,263 and total shareholders' equity of $9,745,135.

RESULTS OF OPERATIONS
---------------------

The Company had a net loss of $329,281 or $.28 per share for the three months ended March 31, 2004, compared to a net loss of $105,729 or $.09 per share for the same period in 2003. The loss for the Company prior to opening the bank resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank and receive Federal deposit insurance, responding to questions and providing additional information to the DBF and the FDIC in connection with the application process, preparing a prospectus and filing a registration statement with the SEC, selling the common stock, meeting and discussing various market and capitalization issues, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

Because the Company was in the organization stage and the Bank did not begin its operations until September 19, 2003, it had limited operations from which to generate revenues. As a result, period-to-period comparisons of the Company's results of operations are not meaningful and are not presented in this report.

NET INTEREST INCOME

For the three months ended March 31, 2004, interest income totaled $179,178.
The yield on interest earning assets was 5.04% for the three months ended March 31, 2004. Interest expense totaled $24,667 for the three months ended March 31, 2004. The cost of interest bearing liabilities was 1.84% for the three months ended March 31, 2004. Net interest income was $24,667 for the three months ended March 31, 2004. The net interest spread was 3.21% for the three months ended March 31, 2004. The net interest margin, which takes into account the benefit of non interest bearing liabilities, was 4.13% for the three months ended March 31, 2004.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. The provision for loan losses was $120,000 for the three months ended March 31, 2004. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk as compared to banks of similar size and maturity. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis using a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and to provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

At March 31, 2004, the allowance for loan losses was $165,000, which represented 1.11% of outstanding portfolio loans. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we do use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on judgments different than ours.

Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. As of March 31, 2004, we did not have any loans over 30 days or more past due or any charge-offs.

OTHER INCOME

For the three months ended March 31, 2004, other operating income totaled $2,756, consisting of $1,825 of service charges on deposit accounts, and $931 of other miscellaneous fees.

OTHER EXPENSES

For the three months ended March 31, 2004, other operating expenses totaled $366,548. These other expenses consisted primarily of salaries and benefits, occupancy expenses, data processing fees, stationery and supplies and outside services.

The Company has recorded no provision for income taxes due to cumulative net operating losses incurred to date.

OFF BALANCE SHEET RISK
----------------------

Through the operations of our bank, we have made contractual commitments to extend credit in the ordinary course of our business activities. These commitments are legally binding agreements to lend money to our customers at predetermined interest rates for a specified period of time. At March 31, 2004, we had issued commitments to extend credit of $1,510,040 through various types of commercial lending arrangements at variable rates. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

CAPITAL
-------

The Company raised $11,327,321, net of offering expenses of $250,679, in the offering. We used these funds to purchase 100% of the shares of the Bank for $10,800,000 and for working capital. The Company believes this amount will be sufficient to fund the activities of the Bank in its initial stages of operations, and that the Bank will generate sufficient income from operations to fund its activities on an ongoing basis. There can be no assurance, however, that the Company will achieve any particular level of profitability.

The following tables present the Bank's regulatory capital position at March 31, 2004:

Risk-Based Capital Ratios
-------------------------

Tier 1 Tangible Capital, Actual                           49.14%
Tier 1 Tangible Capital minimum requirement                8.00%
                                                          ------

Excess                                                    41.14%
                                                          ======

Total Capital, Actual                                     50.01%
Total Capital minimum requirement                          8.00%
                                                          ------

Excess                                                    42.01%
                                                          ======

Leverage Ratio
--------------

Tier 1 Tangible Capital to adjusted total assets, Actual  54.66%
Minimum leverage requirement                               4.00%
                                                          ------

Excess                                                    50.66%
                                                          ======


ITEM  3.     CONTROLS AND PROCEDURES
------------------------------------

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART  II.  OTHER  INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              There are no material pending legal proceedings to which the Company is a party.

ITEM 2.       CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         (a)  Not applicable.

         (b)  Not applicable.

         (c)  Not applicable.

         (d)  Not applicable.

         (e)  Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              31.1     Certification of Chief Executive Officer pursuant to Rule 15d - 14(a) of the Exchange Act.

              31.2     Certification of Chief Financial Officer pursuant to Rule 15d - 14(a) of the Exchange Act.

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

                             NEIGHBORS  BANCSHARES,  INC.




Dated: May 13, 2004          By: /s/ PHIL BALDWIN
       ------------              -----------------------------------------------
                                 Phil Baldwin
                                 President, Chief Executive Officer and Director
                                 (Principal Executive Officer)




Dated: May 13, 2004          By: /s/RICHARD E. EASON, SR.
       ------------              -----------------------------------------------
                                 Richard E. Eason, Sr.
                                 Chief Financial Officer, Treasurer and Director
                                 (Principal Financial and  Accounting Officer)