Form 10QSB
period 2004-06-30
NEIGHBORS BANCSHARES INC
filed 2004-08-12
CIK 1180933

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from ______to

                        Commission File Number 333-98481

                           Neighbors Bancshares, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                Georgia                                 80-0043849
     -------------------------------       -------------------------------------
     (State of Jurisdiction of             (I.R.S. Employer Identification No.)
     Incorporation or organization)


     2440  Old  Milton  Parkway
     Alpharetta,  Georgia                                  30004
     -------------------------------       -------------------------------------
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

                                 YES XX      NO
                                     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,157,800 shares of common stock, $0.50 par value were issued and outstanding as of June 30, 2004.

     Transitional  Small  Business  Disclosure  Format (check one):  YES   NO XX
                                                                        --    --

                           NEIGHBORS BANCSHARES, INC.

                                      INDEX

                                                                       Page  No.
                                                                       ---------

PART I        FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheet (unaudited)
               at June 30, 2004                                                3

              Consolidated Statements of Operations(unaudited)
               for the Three Months and the Six Months Ended
               June 30, 2004 and 2003                                          4

              Consolidated Statements of Comprehensive Income
               (unaudited) for the Three Months and the Six Months
                Ended June 30, 2004 and 2003                                   5

              Consolidated Statements of Cash Flows (unaudited) for
               the Three Months and the Six Months Ended
               June 30, 2004 and 2003                                          6

              Notes to Consolidated Financial Statements (unaudited)           7

     Item 2.  Management's Discussion and Analysis                             8

     Item 3.  Controls and Procedures                                         10

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings                                               11

     Item 2.  Changes in Securities and Small Business Issuer
               Purchases of Equity Securities                                 11

     Item 3.  Defaults Upon Senior Securities                                 11

     Item 4.  Submission of Matters to a Vote of Security Holders             11

     Item 5.  Other Information                                               11

     Item 6.  Exhibits and Reports on Form 8-K                                11

                           NEIGHBORS BANCSHARES, INC.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial  Statements

                             NEIGHBORS BANCSHARES, INC.

                             Consolidated Balance Sheet
                                     (unaudited)

                                    June 30, 2004

                                        Assets
                                        ------
Cash and due from banks                                                 $   447,660
Federal funds sold                                                        1,265,000
                                                                        ------------
          Cash and cash equivalents                                       1,712,660
Investment securities available-for-sale                                  1,357,756
Investment securities held-to-maturity                                    1,979,899
Loans, net                                                               19,591,119
Premises and equipment, net                                               4,311,760
Other assets                                                                188,648
                                                                        ------------
                Total assets                                            $29,141,842
                                                                        ============
                        Liabilities and Shareholders' Equity
                        ------------------------------------
Liabilities:
   Deposits:
       Noninterest-bearing demand                                       $ 1,856,799
       Interest-bearing demand and money market                           7,843,858
       Savings                                                               49,060
       Time                                                               9,839,629
                                                                        ------------
        Total deposits                                                   19,589,346
   Other liabilities                                                         29,454
                                                                        ------------
                Total liabilities                                        19,618,800
                                                                        ------------
Shareholders' equity:
   Preferred stock, no par value, 10,000,000 shares authorized,
     no shares issued and outstanding                                             -
   Common stock, $.50 par value, 10,000,000 shares authorized, 1,157,800
     shares issued and outstanding                                          578,900
   Additional paid-in capital                                            10,748,421
   Accumulated deficit                                                   (1,776,144)
   Accumulated other comprehensive loss                                     (28,135)
                                                                        ------------
                Total shareholders' equity                                9,523,042
                                                                        ------------
                Total liabilities and shareholders' equity              $29,141,842
                                                                        ============


See accompanying notes to unaudited consolidated financial statements.

                                           NEIGHBORS BANCSHARES, INC.

                                     Consolidated Statements of Operations
                                                  (unaudited)

                           For the Three and Six Months Ended June 30, 2004 and 2003


                                                                         Three Months          Six Months
                                                                        Ended June 30,        Ended June 30,
                                                                    ---------------------  --------------------
                                                                       2004       2003       2004       2003
                                                                    ----------  ---------  ---------  ---------
Interest income:
  Interest and fees on loans                                        $ 260,494          -    421,621          -
  Interest on investment securities                                    21,377          -     34,708          -
  Interest on federal funds sold                                        6,943          -     11,663          -
                                                                    ----------  ---------  ---------  ---------
    Total interest income                                             288,814          -    467,992          -
                                                                    ----------  ---------  ---------  ---------
Interest expense:
  Deposits                                                             71,774          -     95,761          -
  Other                                                                   154     24,531        834     45,286
                                                                    ----------  ---------  ---------  ---------
    Total interest expense                                             71,928     24,531     96,595     45,286
                                                                    ----------  ---------  ---------  ---------
    Net interest income (expense)                                     216,886    (24,531)   371,397    (45,286)
Provision for loan losses                                              46,000          -    166,000          -
                                                                    ----------  ---------  ---------  ---------
    Net interest income (expense) after provision for loan losses     170,886    (24,531)   205,397    (45,286)
                                                                    ----------  ---------  ---------  ---------
Other income:
  Fees and service charges                                              2,111          -      4,867          -
  Other                                                                 5,203      8,966      5,203     11,128
                                                                    ----------  ---------  ---------  ---------
    Total other income                                                  7,314      8,966     10,070     11,128
                                                                    ----------  ---------  ---------  ---------
Other expense:
  Salaries and benefits                                               228,685     85,352    460,817    160,061
  Net occupancy and equipment expense                                  31,652      2,920     64,179      5,320
  Other operating expense                                             110,744     24,546    212,633     32,411
                                                                    ----------  ---------  ---------  ---------
    Total other expenses                                              371,081    112,818    737,629    197,792
                                                                    ----------  ---------  ---------  ---------
Net loss                                                            $(192,881)  (128,383)  (522,162)  (231,950)
                                                                    ==========  =========  =========  =========
Basic and diluted loss per share                                    $    (.17)      (.11)      (.45)      (.20)
                                                                    ==========  =========  =========  =========



See accompanying notes to unaudited consolidated financial statements.

                                         NEIGHBORS BANCSHARES, INC.

                              Consolidated Statements of Comprehensive Income
                                                (unaudited)

                         For the Three and Six Months Ended June 30, 2004 and 2003



                                                                     Three Months           Six Months
                                                                    Ended June 30,        Ended June 30,
                                                                ---------------------  ---------------------
                                                                   2004       2003       2004       2003
                                                                ----------  ---------  ---------  ---------
Net loss                                                        $(192,881)  (128,383)  (522,162)  (231,950)
Other comprehensive income, net of tax:
  Unrealized loss on investment securities available-for-sale:
    Unrealized losses arising during the period                   (18,459)         -    (25,578)         -
    Associated tax benefit                                          5,083          -      9,742          -
                                                                ----------  ---------  ---------  ---------
Other comprehensive loss                                          (13,376)         -    (15,836)         -
                                                                ----------  ---------  ---------  ---------

Comprehensive loss                                              $(206,257)  (128,383)  (537,998)  (231,950)
                                                                ==========  =========  =========  =========



See accompanying notes to unaudited consolidated financial statements.

                                         NEIGHBORS BANCSHARES, INC.

                                   Consolidated Statements of Cash Flows
                                                (unaudited)

                              For the Six Months Ended June 30, 2004 and 2003


                                                                                         2004         2003
                                                                                     -------------  ---------
Cash flows from operating activities:
    Net loss                                                                         $   (522,162)  (231,950)
    Adjustments to reconcile net loss to net cash used by
    operating activities:
      Provision for loan losses                                                           166,000          -
      Depreciation, amortization, and accretion                                            18,454        251
      Change in other assets and liabilities                                              (51,198)   (37,417)
                                                                                     -------------  ---------
        Net cash used by operating activities                                            (388,906)  (269,116)
                                                                                     -------------  ---------
Cash flows from investing activities:
    Proceeds from maturities and paydowns of investment securities available-for-sale      64,086          -
    Purchase of securities held-to-maturity                                            (1,979,899)         -
    Net change in loans                                                               (15,317,625)         -
    Purchases of premises and equipment                                                (2,212,311)   (65,875)
                                                                                     -------------  ---------
        Net cash used by investing activities                                         (19,445,749)   (65,875)
                                                                                     -------------  ---------
Cash flows from financing activities:
    Net change in deposits                                                             17,012,274          -
    Net change in of line of credit                                                             -    500,000
    Offering expenses                                                                           -   (161,084)
                                                                                     -------------  ---------
        Net cash provided by financing activities                                      17,012,274    338,916
                                                                                     -------------  ---------
Net change in cash and cash equivalents                                                (2,822,381)     3,925
Cash and cash equivalents at beginning of period                                        4,535,041     82,856
                                                                                     -------------  ---------
Cash and cash equivalents at end of period                                           $  1,712,660     86,781
                                                                                     =============  =========


See accompanying notes to unaudited consolidated financial statements.

                           NEIGHBORS BANCSHARES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the periods ended June 30, 2004 are not necessarily indicative of the results of a full year's operations. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.


     RECLASSIFICATIONS
     Certain 2003 amounts have been reclassified to conform with the presentation used in 2004.

(3)  Earnings  (Loss)  Per  Share
      ----------------------------
Basic earnings (loss) per share are based on the number of shares issued by the Company in its initial public offering of 1,157,800, while the effects of potential shares outstanding during the period are included in diluted earnings
(loss) per share. The effects of potential shares would be antidilutive during all periods presented.

                           NEIGHBORS BANCSHARES, INC.

                                   (UNAUDITED)

(4)  STOCK  OPTION  PLAN
     -------------------
     On May 11, 2004, the Company approved a stock option plan, which allows for a total of 231,560 common stock options to be granted to eligible directors, officers and key employees. Stock options granted under this plan may be incentive stock options or nonqualified stock options. The Board of Directors may grant incentive stock options or nonqualified stock options to any director, officer, or other employee, including an employee who is a director of the Company. Such shares may be treasury, or authorized, but unissued, shares of common stock. Options become exercisable as determined by the Board of Directors at the time of grant. No option granted prior to the third anniversary of the date the Bank opened for business shall contain provisions which allow the option to become vested and exercisable at a rate faster than in equal one-third increments commencing with the first anniversary of the Option's grant date. Options granted under the plan expire after ten years. The exercise price for options granted as either an incentive stock option or as a nonqualified stock option will be no less than 100 percent of the market price on the day the option is granted, as determined by the Board of Directors. No options have been granted under the plan.

     In the case of incentive stock options, special rules relating to the option term and the exercise price apply for those employees who, at the time of the option grant, own (directly or indirectly) more than 10 percent of the Company's common stock or any subsidiary.

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

At June 30, 2004, the Company had total assets of $29,141,842 an increase of $16,404,853 (128.80%) compared to $12,736,989 at December 31, 2003. These assets consisted principally of $1,712,660 in cash and cash equivalents, $1,357,756 in securities available-for-sale, $1,979,899 in securities held-to-maturity, $19,591,119 in net loans and $4,311,760 in premises and equipment.

The Company had deposits of $19,589,346 at June 30, 2004, an increase of $17,012,274 (660.14%) from the December 31, 2003 total of $2,577,072. The accumulated deficit at June 30, 2004 was $1,776,144 and total shareholders' equity was $9,523,042.

RESULTS  OF  OPERATIONS
-----------------------

The Company had a net loss of $192,881 and $522,162 for the three and six months ended June 30, 2004, compared to a net loss of $128,383 and $231,950, respectively, for the same period in 2003. The loss for the Company prior to opening the Bank resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank and receive Federal deposit insurance, responding to questions and providing additional information to the DBF and the FDIC in connection with the application process, preparing a prospectus and filing a registration statement with the SEC, selling the common stock, meeting and discussing various market and capitalization issues, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

Because the Company was in the organization stage and the Bank did not begin its operations until September 19, 2003, it had limited operations from which to generate revenues. As a result, period-to-period comparisons of the Company's results of operations are not meaningful and are not presented in this report.

NET INTEREST INCOME

For the six months ended June 30, 2004, interest income totaled $467,992. The yield on interest earning assets was 5.42% for the six months ended June 30, 2004. Interest expense totaled $96,595 for the six months ended June 30, 2004. The cost of interest bearing liabilities was 2.47% for the six months ended June 30, 2004.

For  the  six  months ended June 30, 2004, net interest income totaled $371,397.
The net interest margin, which takes into account the benefit of non-interest bearing liabilities, was 4.05% for the six months ended June 30, 2004.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. The provision for loan losses was $166,000 for the six months ended June 30, 2004. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk as compared to banks of similar size and maturity. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis using a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results are compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and to provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

At June 30, 2004, the allowance for loan losses was $211,000. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on judgments different than ours.

Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. As of June 30, 2004, we did not have any loans over 30 days or more past due or any charge-offs.

OTHER INCOME

For the six months ended June 30, 2004, other operating income totaled $10,070, consisting of fees and service charges on deposit accounts, and other miscellaneous fees.

OTHER EXPENSES

For  the  six  months  ended  June  30,  2004,  other operating expenses totaled
$737,629. Of this amount, $460,817 (62.47%) is salaries and benefits and $74,587 (10.11%) is for data processing services. The remainder of other expenses consisted primarily of occupancy expenses, stationery and supplies and outside services.

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

The following tables present the Company's and the Bank's regulatory capital position at June 30, 2004:


Risk-Based Capital Ratios                                            Consolidated   Bank Only
-------------------------------------------------------------------  -------------  ----------
Tier 1 Capital, Actual                                                      36.43%      36.71%
Tier 1 Capital minimum requirement                                           4.00%       4.00%
                                                                     -------------  ----------
        Excess                                                              32.43%      32.71%
                                                                     =============  ==========

Total Capital, Actual                                                       37.27%      37.57%
Total Capital minimum requirement                                            8.00%       8.00%
                                                                     -------------  ----------
        Excess                                                              29.27%      29.57%
                                                                     =============  ==========

Leverage Ratio
-------------------------------------------------------------------
Tier 1 Tangible Capital to adjusted total assets ("Leverage Ratio")         34.70%      34.96%
Minimum leverage requirement                                                 4.00%       4.00%
                                                                     -------------  ----------
        Excess                                                              30.70%      30.96%
                                                                     =============  ==========

FORWARD-LOOKING STATEMENT
-------------------------

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

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

At the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          (e)  Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

          The Annual Meeting of the Shareholders of the Company was held on May 11, 2004. Total shares outstanding amounted to 1,157,800. A total of 807,748 shares (69.77%) shares were represented by shareholders in attendance or by proxy.

          The following directors were elected to serve as Class I, Class II and Class III Directors of Neighbors Bancshares, Inc. for staggered terms expiring at the 2005, 2006, 2007 annual meetings of shareholders.

          The results of the election were as follows:

                                            For    Against  Abstain
                                          -------  -------  -------

          Class I (Term Expiring 2005)
          Richard E. Eason, Sr.           805,748        0    2,000
          Charles H. Hoff                 805,748        0    2,000
          Benjamin H. Schnell             803,748        0    4,000

          Class II (Term Expiring 2006)
          Phil Baldwin                    805,748        0    2,000
          Thomas E. Boland, Sr.           805,748        0    2,000
          Barbara H. Lebow                805,748        0    2,000

          Class III (Term Expiring 2007)
          Ramzan Karimi                   805,748        0    2,000
          Eduardo Monta a, Sr.            805,748        0    2,000
          Victor C. Smith                 805,748        0    2,000
          James R. Williams               805,748        0    2,000

          The Neighbors Bancshares, Inc. 2004 Stock Incentive Plan was approved. The result of the approval was:

                    For          Against      Abstain
                    -------      =======      -------

                    789,048       16,450        2,250

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits.
                31.1  Certification  of  Chief  Executive  Officer pursuant to
                      Section  302  of  the  Sarbanes-Oxley  Act  of  2002


                31.2  Certification  of  Chief  Financial  Officer pursuant to
                      Section  302  of  the  Sarbanes-Oxley  Act  of  2002

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

                             NEIGHBORS BANCSHARES, INC.




Dated: August 12, 2004      By: /S/ PHIL BALDWIN
                                -----------------------------------------------
                                Phil Baldwin
                                President, Chief Executive Officer and Director (Principal Executive Officer)




Dated: August 12, 2004      By: /S/ RICHARD E. EASON, SR.
                                -----------------------------------------------
                                Richard E. Eason, Sr.
                                Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)