Form 10QSB
period 2004-09-30
NEIGHBORS BANCSHARES INC
filed 2004-11-15
CIK 1180933

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004


              [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to

                           Neighbors Bancshares, Inc.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                           6711                            80-0043849
------------------------------  -----------------------------  ------------------------------------
  (State of Jurisdiction of     (Primary Standard Industrial   (I.R.S. Employer Identification No.)
Incorporation or organization)   Classification Code Number)


2440 Old Milton Parkway
Alpharetta, Georgia                                                            30004
-------------------------------                                ------------------------------------
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

                                  YES XX     NO
                                      --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,157,800 shares of common stock, $0.50 par value were issued and outstanding as of November 2, 2004.


     Transitional  Small  Business  Disclosure  Format (check one):  YES  NO XX
                                                                             --

                                   NEIGHBORS BANCSHARES, INC.

                                              INDEX


                                                                                        Page No.
                                                                                        --------
PART I      FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet (unaudited) at September 30, 2004                       2

            Consolidated Statements of Operations (unaudited) for the Three and
              Nine Months Ended September 30, 2004 and 2003                                    3

            Consolidated Statements of Comprehensive Income (unaudited) for the Three
              Months and the Nine Months Ended September 30, 2004 and 2003                     4

            Consolidated Statement of Cash Flows (unaudited) for the Nine
              Months Ended September 30, 2004 and 2003                                         5

            Notes to Consolidated Financial Statements (unaudited)                             6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                            8

   Item 3.  Controls and Procedures                                                           10

PART II.    OTHER INFORMATION

   Item 1.  Legal Proceedings                                                                 11

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                       11

   Item 3.  Defaults Upon Senior Securities                                                   11

   Item 4.  Submission of Matters to a Vote of Security Holders                               11

   Item 5.  Other Information                                                                 11

   Item 6.  Exhibits                                                                          11

Signatures                                                                                    12

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           NEIGHBORS BANCSHARES, INC.

                           Consolidated Balance Sheet
                                   (unaudited)

                               September 30, 2004


                                Assets
                                ------


Cash and due from banks                                         $   439,255
Investment securities available-for-sale                          1,328,108
Investment securities held-to-maturity                            1,980,513
Loans, net                                                       35,368,897
Premises and equipment, net                                       5,163,375
Other assets                                                        275,240
                                                                ------------

          Total assets                                          $44,555,388
                                                                ============

                 Liabilities and Shareholders' Equity
                 ------------------------------------
Deposits:
  Non interest-bearing demand                                   $ 2,325,488
  Interest bearing demand and money market                       10,167,562
  Savings                                                            66,821
  Time                                                           22,114,004
                                                                ------------

      Total deposits                                             34,673,875

Federal funds purchased                                             531,000

Other liabilities                                                    68,104
                                                                ------------

      Total liabilities                                          35,272,979
                                                                ------------
Shareholders' equity:
  Preferred stock, no par value, 10,000,000 shares authorized,            -
    no shares issued and outstanding
  Common stock, $.50 par value, 10,000,000 shares authorized,       578,900
    1,157,800 shares issued and outstanding
  Additional paid-in capital                                     10,748,421
  Accumulated deficit                                            (2,034,160)
  Accumulated other comprehensive loss                              (10,752)
                                                                ------------

      Total shareholders' equity                                  9,282,409
                                                                ------------

          Total liabilities and shareholders' equity            $44,555,388
                                                                ============

See accompanying notes to unaudited financial statements.

                                           NEIGHBORS BANCSHARES, INC.

                                      Consolidated Statements of Operations
                                                   (unaudited)

                         For the Three and Nine Months Ended September 30, 2004 and 2003


                                                                    Three Months Ended       Nine Months Ended
                                                                       September 30,            September 30,
                                                                -------------------------  ---------------------
                                                                    2004          2003        2004       2003
                                                                -------------  ----------  ----------  ---------
Interest income:
  Interest and fees on loans                                    $    429,798           -     851,419          -
  Interest on investment securities                                   38,608           -      73,316          -
  Interest on fed funds sold                                           3,393       4,719      15,056      4,719
  Interest on deposits                                                     -      16,073           -     27,201
                                                                -------------  ----------  ----------  ---------
      Total interest income                                          471,799      20,792     939,791     31,920
                                                                -------------  ----------  ----------  ---------
Interest expense:
  Deposits                                                           138,228         267     233,989        267
  Other                                                                2,562      21,068       3,396     66,354
                                                                -------------  ----------  ----------  ---------
      Total interest expense                                         140,790      21,335     237,385     66,621
                                                                -------------  ----------  ----------  ---------
      Net interest income (expense)                                  331,009        (543)    702,406    (34,701)
Provision for loan losses                                            186,500           -     352,500          -
                                                                -------------  ----------  ----------  ---------
Net interest income (expense) after provision for loan losses        144,509        (543)    349,906    (34,701)
                                                                -------------  ----------  ----------  ---------
Other income:
  Fees and service charges                                             2,426          64       7,294         64
  Other                                                               56,414           -      61,617          -
                                                                -------------  ----------  ----------  ---------
      Total other income                                              58,840          64      68,911         64
                                                                -------------  ----------  ----------  ---------
Other expense:
      Salaries and benefits                                          291,893     156,914     752,711    316,975
      Net occupancy and equipment expense                             48,138       7,159     112,317     12,479
      Other operating expense                                        121,333      25,082     333,965     57,493
                                                                -------------  ----------  ----------  ---------
      Total other expenses                                           461,364     189,155   1,198,995    386,947
                                                                -------------  ----------  ----------  ---------
Net loss                                                        $   (258,015)   (189,634)   (780,178)  (421,584)
                                                                =============  ==========  ----------  =========
Basic and diluted loss per share                                $      (0.22)      (0.16)      (0.67)     (0.36)
                                                                =============  ==========  ==========  =========

See accompanying notes to unaudited financial statements.

                                             NEIGHBORS BANCSHARES, INC.

                                   Consolidated Statements of Comprehensive Income
                                                     (unaudited)

                           For the Three and Nine Months Ended September 30, 2004 and 2003


                                                                          Three Months              Nine Months
                                                                      Ended September 30,      Ended September 30,
                                                                   ------------------------  -----------------------
                                                                       2004         2003        2004         2003
                                                                   ------------  ----------  -----------  ----------
Net loss                                                           $  (258,015)   (189,634)    (780,178)   (421,584)
Other comprehensive income, net of tax:
    Unrealized gains on investment securities available for sale:
      Unrealized gains arising during the period                        28,036           -        2,457           -
      Associated tax                                                   (10,654)          -         (910)          -
                                                                   ------------  ----------  -----------  ----------
Other comprehensive income                                              17,382           -        1,547           -
                                                                   ------------  ----------  -----------  ----------

Comprehensive loss                                                 $  (240,633)   (189,634)    (778,631)   (421,584)
                                                                   ============  ==========  ===========  ==========

See accompanying notes to unaudited financial statements.

                                           NEIGHBORS BANCSHARES, INC.

                                      Consolidated Statements of Cash Flows
                                                   (unaudited)

                              For the Nine Months Ended September 30, 2004 and 2003


                                                                                          2004          2003
                                                                                     --------------  -----------
Cash flows from operating activities:
  Net loss                                                                           $    (780,178)    (421,584)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Provision for loan losses                                                            352,500            -
      Depreciation, amortization and accretion                                              29,838            -
      Change in other assets and liabilities                                              (109,792)     (61,711)
                                                                                     --------------  -----------
        Net cash used in operating activities                                             (507,632)    (483,295)
                                                                                     --------------  -----------
Cash flows from investing activities:
  Proceeds from maturities and paydowns of investment securities available-for-sale        122,562            -
  Purchases of securities available-for-sale                                                     -     (495,392)
  Purchases of securities held-to-maturity                                              (1,979,899)           -
  Net change in loans                                                                  (31,281,903)           -
  Purchases of premises and equipment                                                   (3,076,717)    (146,790)
                                                                                     --------------  -----------
        Net cash used in investing activities                                          (36,215,957)    (642,182)
                                                                                     --------------  -----------
Cash flows from financing activities:
  Net change in deposits                                                                32,096,803      558,084
  Net change in of line of credit                                                          531,000     (500,000)
  Repayment of advances from organizers                                                          -      (70,000)
  Repayment of note payable                                                                      -   (1,450,000)
  Repayment of organizational share                                                              -          (10)
  Proceeds from stock                                                                            -   11,578,000
  Offering expenses                                                                              -     (177,508)
                                                                                     --------------  -----------
        Net cash provided by financing activities                                       32,627,803    9,938,566
                                                                                     --------------  -----------
Net change in cash and cash equivalents                                                 (4,095,786)   8,813,089
Cash and cash equivalents at beginning of the period                                     4,535,041       82,856
                                                                                     --------------  -----------
Cash and cash equivalents at end of the period                                       $     439,255    8,895,945
                                                                                     ==============  ===========

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

     Operations through September 19, 2003 relate primarily to expenditures by the organizers for incorporating and organizing the Company and the Bank. The Company was previously reported as a development stage corporation.

     In connection with the Company's formation and initial offering, the Company issued 270,796 warrants to the organizers to purchase its common stock. The warrants allow each holder to purchase one additional share of common stock for each share purchased in connection with the initial offering. The warrants are exercisable for a term of ten years and vest at the rate of one-third per year. The exercise price of the warrants is at the initial offering price of $10 per share.

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

     The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months and the nine months ended September 30, 2004 are not necessarily indicative of the results of a full year's operations. For further information, refer to the financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

     RECLASSIFICATIONS
     Certain 2003 amounts have been reclassified to conform to the presentation used in 2004.

(3)  EARNINGS (LOSS) PER SHARE
     -------------------------
     Basic earnings (loss) per share are based on the number of shares issued by the Company in its initial public offering of 1,157,800, while the effects of potential shares outstanding during the period are included in diluted earnings (loss) per share. The effects of potential shares would be antidilutive during all periods presented.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal activities were related to its organization, the conducting of its initial public offering (the "Offering"), and the pursuit of approvals from the Georgia Department of Banking and Finance (the "DBF") and Federal Deposit Insurance Corporation (the "FDIC") of its application to charter a bank from May 31, 2001 to September 18, 2003. Upon receiving final approval from the DBF and the FDIC, the Bank commenced operations on September 19, 2003.

The Company's subsidiary bank was most recently examined by its primary regulatory authority in September 2004. There were no recommendations by the regulatory authority that, in management's opinion, would have a material effect on the Company's liquidity, capital resources or operations.

FINANCIAL  CONDITION

At September 30, 2004, the Company had total assets of $44,555,388 an increase of $31,818,399 (250%) compared to December 31, 2003. These assets consisted principally of $439,255 in cash and cash equivalents, $1,328,108 in securities available-for-sale, $1,980,513 in securities held-to-maturity, $35,368,897 in net loans and $5,163,375 in premises and equipment.

The Company had total deposits of $34,673,875 at September 30, 2004, an increase of $32,096,803 (1,245%) from the December 31, 2003 total of $2,577,072. The accumulated deficit at September 30, 2004 was $2,034,160 and total shareholders' equity was $9,282,409.

RESULTS  OF  OPERATIONS

The Company had a net loss of $258,015 and $780,178 for the three and nine months ended September 30, 2004, compared to a net loss of $189,634 and $421,584, respectively, for the same periods in 2003. The loss for the Company prior to opening the Bank resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included (without limitation) the preparation and filing of an application with the DBF and the FDIC to charter the Bank and receive Federal deposit insurance, responding to questions and providing additional information to the DBF and the FDIC in connection with the application process, preparing a prospectus and filing a registration statement with the SEC, selling the common stock, meeting and discussing various market and capitalization issues, hiring qualified personnel, conducting public relations activities, developing prospective business contacts, and taking other actions necessary for a successful Bank opening. Because the Company was in the organization stage, it had no operations from which to generate revenues.

Because the Company was in the organization stage and the Bank did not begin its operations until September 19, 2003, it had limited operations from which to generate revenues. As a result, period-to-period comparisons of the Company's results of operations are not meaningful and are not presented in this report.

NET INTEREST INCOME

For the nine months ended September 30, 2004, interest income totaled $939,791. The yield on interest earning assets was 5.60% for the nine months ended September 30, 2004. Interest expense totaled $237,385 for the nine months ended September 30, 2004. The yield for interest bearing liabilities was 1.85% for the nine months ended September 30, 2004.

For  the  nine  months  ended  September  30,  2004, net interest income totaled
$702,406. The net interest margin, which takes into account the benefit of non-interest bearing liabilities, was 4.19% for the nine months ended September 30, 2004.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. The provision for loan losses was $352,500 for the nine months ended September

30, 2004. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect the borrower's ability to pay, overall portfolio quality, and review of specific problem loans. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk as compared to banks of similar size and maturity. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis using a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and to provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

At September 30, 2004, the allowance for loan losses was $397,500. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank's allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on judgments different than ours.

Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. As of September 30, 2004, we did not have any loans over 30 days or more past due or any charge-offs.

OTHER INCOME

For the nine months ended September 30, 2004, other operating income totaled $68,911. Of this amount, $51,250 is attributable to the selling of the guaranteed portion of loans made under the Small Business Administration Act at a premium above par and $17,661 consisted of fees and service charges on deposit accounts and other miscellaneous fees.

OTHER EXPENSES

For the nine months ended September 30, 2004, other operating expenses totaled $1,198,995. Of this amount, $752,711 (62.78%) is salaries and benefits and $121,694 (10.15%) is for data processing services. The remainder of other expenses consisted primarily of occupancy expenses, stationery and supplies and outside third party services of $112,317, $36,347 and $30,605 respectively.

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

The following tables present the Company's and the Bank's regulatory capital position at September 30, 2004:

Risk-Based Capital Ratios                                            Consolidated   Bank Only
-------------------------                                            -------------  ----------

Tier 1 Capital, Actual                                                      21.87%      20.92%
Tier 1 Capital minimum requirement                                            N/A        4.00%
                                                                                    ----------
     Excess                                                                   N/A       16.92%
                                                                                    ==========
Total Capital, Actual                                                       22.81%      21.86%
Total Capital minimum requirement                                             N/A        8.00%
                                                                                    ----------
     Excess                                                                   N/A       13.86%
                                                                                    ==========
Leverage Ratio
--------------
Tier 1 Tangible Capital to adjusted total assets ("Leverage Ratio")         25.82%      24.72%
Minimum leverage requirement                                                  N/A        4.00%
                                                                                    ----------
     Excess                                                                   N/A       20.72%
                                                                                    ==========

FORWARD-LOOKING  STATEMENT

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

CRITICAL  ACCOUNTING  POLICIES

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In determining which accounting policies are "critical" in nature, the Company has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on the Company's financial statements. Financial results could differ significantly if different judgments or estimates are applied. There have been no changes to these policies since December 31, 2003. For further explanation of these policies, please refer to Management's Discussion and analysis portion of the 10-KSB for the year ended December 31, 2003.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         (a)  Not applicable.

         (b)  Not applicable.

         (c)  Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

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

                                   NEIGHBORS BANCSHARES, INC.




Dated:  November 4, 2004           By:  /S/ PHIL BALDWIN
                                        ----------------------------------------
                                        Phil Baldwin
                                        President, Chief Executive Officer and
                                        Director
                                        (Principal Executive Officer)




Dated:  November 4, 2004           By:  /S/RICHARD E. EASON, SR.
                                        ----------------------------------------
                                        Richard E. Eason, Sr.
                                        Chief Financial Officer, Treasurer and
                                        Director
                                        (Principal Financial and
                                        Accounting Officer)