Form 10KSB
period 2004-12-31
NEIGHBORS BANCSHARES INC
filed 2005-03-31
CIK 1180933

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For fiscal year ended DECEMBER 31, 2004
                                           -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _______________

     Commission File Number _______________

                           NEIGHBORS BANCSHARES, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

                GEORGIA                                 80-0043849
  ----------------------------------------  ---------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)

  2380 OLD MILTON PARKWAY, ALPHARETTA, GA                 30004
  ----------------------------------------  ---------------------------------
  (Address of Principal Executive Offices)             (Zip Code)


Securities registered pursuant to Section 12(b) of the Act:     NONE.

Securities registered pursuant to Section 12(g) of the Act:     NONE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year:     $1,763,086

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $10,451,400 BASED ON 870,950 SHARES AT $12.00 PER SHARE.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,157,800 SHARES AS OF MARCH 4, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

     NONE.

   Transitional Small Business Disclosure format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART I. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

  ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . .   1

  ITEM 2.   DESCRIPTION OF PROPERTY . . . . . . . . . . . . . .  15

  ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . .  15

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  15



PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

  ITEM 5.   MARKET FOR COMMON EQUITY; RELATED STOCKHOLDER
            MATTERS; SMALL BUSINESS ISSUER PURCHASES OF EQUITY
            SECURITIES . . . . . . . . . . . . . . . . . . . .   15

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . .   16

  ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . .   29

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . .   29

  ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . .   29

  ITEM 8B.  OTHER INFORMATION  . . . . . . . . . . . . . . . .   30



PART III . . . . . . . . . . . . . . . . . . . . . . . . . . .   30

  ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   30

  ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . .   32

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT . . . . . . . . . . . . . . . . . .   34

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . .   36

  ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K. . . . . .   37

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . .   38

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

                           NEIGHBORS BANCSHARES, INC.

     Neighbors Bancshares is a Georgia corporation that was incorporated on May 31, 2001 to organize and serve as the holding company for Neighbors Bank, a state-chartered bank organized under Georgia law. Neighbors Bank is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in our community. We believe that local ownership and control allows Neighbors Bank to serve customers more efficiently and aids in our growth and success. Neighbors Bank conducts a general commercial banking business, emphasizing personalized banking services to small- to medium-sized businesses, independent single-family residential consumers, and contractors.

     Neighbors Bank opened for business on September 19, 2003 in a temporary office located within 200 yards of the site of the permanent facility. After construction was complete, the Company and the Bank relocated to the permanent facility on August 28, 2004. The banking facility encompasses 15,650 square feet and has three drive-thru windows and a drive-up ATM.

                                 NEIGHBORS BANK

GENERAL

     Neighbors Bank focuses on community involvement and personal service while providing customers with the financial sophistication and products typically offered by a larger bank. Neighbors Bank emphasizes personalized banking services to small- to medium-size businesses, independent single-family residential consumers, and contractors. Lending services include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. Neighbors Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. We also provide additional services like ATM cards, debit cards, travelers' checks, direct deposit and automatic transfers. We offer our services through a variety of delivery systems including automated teller machines, Internet services for selected businesses, courier services and private banking. The Bank offers on-line banking including bill payment, cash management and ACH services to our account holders.

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

MARKET OPPORTUNITIES

     PRIMARY SERVICE AREA. Neighbors Bank's primary service area is the city of Alpharetta in North Fulton County, Georgia. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the Federal Deposit Insurance Corporation (the "FDIC") as of June 30, 2004, Alpharetta was serviced by 23 financial institutions with a total of 56 offices in Alpharetta. As of June 30, 2004, total deposits within Alpharetta for these institutions was $5.4 billion.

LENDING SERVICES

     LENDING POLICY. We place primary emphasis on real estate-related loans in order to take advantage of the population growth in our primary service area. We also offer a full range of lending products, including commercial loans to small to medium sized businesses and professional concerns and consumer loans to individuals. We compete for these loans with competitors who are well established in the North Fulton County area and have greater resources and lending limits. As a result, we often have to offer more flexible pricing and terms to attract borrowers.

     At December 31, 2004, Neighbors Bank's loan portfolio was comprised of the following:



          LOAN CATEGORY                                 RATIO
          ------------------------------------          ------

          Real estate related loans  . . . . .          82.11%
              Commercial real estate . . . . .  63.56%
              Construction and development . .   4.94%
              Residential real estate. . . . .  13.61%

          Commercial loans . . . . . . . . . .          15.20%

          Consumer loans . . . . . . . . . . .           2.69%


     Based on our executive officers' past lending experience, we believe that, when properly managed and monitored, none of these categories represent a significantly higher risk than another.

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

     The well-established financial institutions in the North Fulton County market make proportionately more loans to medium- and large-sized businesses than does Neighbors Bank. Many of our loans are made to small- to medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers.

     REAL ESTATE LOANS. Neighbors Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where Neighbors Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but exclude home equity loans, which are classified as consumer loans.

     - COMMERCIAL REAL ESTATE. Commercial real estate loan terms are generally limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates are either fixed or adjustable, although rates typically are not fixed for a term exceeding 36 months. Neighbors Bank generally charges an origination fee of one percent. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, Neighbors Bank generally requires personal guarantees from the principal owners of the property supported by a review by Neighbors Bank's management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. Neighbors Bank limits its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

     - CONSTRUCTION AND DEVELOPMENT LOANS. We make construction and development loans, both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically does not exceed 75%. Speculative loans are based on the borrower's financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

     - RESIDENTIAL REAL ESTATE. Neighbors Bank's residential real estate loans consist of residential second mortgage loans and residential construction loans. The amortization of second mortgages does not generally exceed 15 years and the rates are not generally fixed for over 60 months. All loans are made in accordance with Neighbors Bank's appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 85%, unless the borrower has private mortgage insurance. We believe that these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

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

EMPLOYEES

     Neighbors Bank has thirteen (13) full-time equivalent employees. Neighbors Bancshares does not have any employees who are not also employees of Neighbors Bank.

                           SUPERVISION AND REGULATION

     Both Neighbors Bancshares and Neighbors Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

NEIGHBORS BANCSHARES

     Since the Company owns all of the capital stock of the Neighbors Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 (the "BHC Act"). As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the "GDBF") also regulates and monitors all significant aspects of the Company's operations.

     ACQUISITIONS OF BANKS. The BHC Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     - acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     -    acquiring all or substantially all of the assets of any bank; or

     -    merging or consolidating with any other bank holding company.

     Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the BHC Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia.

Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. As a result, no bank holding company may acquire control of the Company until after the third anniversary date of the Bank's incorporation.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     - the bank holding company has registered securities under Section 12 of the Exchange Act; or

     - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is not registered under Section 12 of the Exchange Act. The regulations also provide a procedure for challenging the rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the BHC Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

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

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after the Bank's deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

NEIGHBORS BANK

     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

     Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

     PROMPT CORRECTIVE ACTION. The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, the Bank qualified for the well-capitalized category.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from $.00 to $ .27 per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

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

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GAFLA") imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency (the "OCC") issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the OCC preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

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

CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the Company) and the FDIC (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets are less than $150 million, under the Federal Reserve's capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004 the Consolidated ratio of total capital to risk-weighted assets was 17.43% and the ratio of Tier 1 Capital to risk-weighted assets was 16.50%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 18.15%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

     The GDBF also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2004, the Bank could not pay cash dividends without prior regulatory approval.

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

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the "FAIR Act"), amending the federal Fair Credit Reporting Act (the "FCRA"). These amendments to the FCRA (the "FCRA Amendments") became effective in 2004.

     The FCRA Amendments include, among other things:

     - requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

     - for entities that furnish information to consumer reporting agencies (which would include the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

     - a requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on the Company.

ANTI-TERRORISM AND MONEY LAUNDERING LEGISLATION

     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "USA PATRIOT Act"), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the "OFAC"). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

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

EFFECT OF GOVERNMENTAL MONETARY POLICIES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.


ITEM 2.     DESCRIPTION OF PROPERTY

     Neighbors Bank's main office facility is located at 2380 Old Milton Parkway in Alpharetta, Georgia. The construction of our permanent facility was completed in the latter part of the third quarter of 2004. The permanent facility is a two-story, stone and stucco building with 15,650 square feet and includes three drive up windows and an automated teller machine.


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


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY; RELATED STOCKHOLDER MATTERS; SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

     No market for our common stock currently exists, nor do we expect one to develop. As a result, investors who wish to dispose of any or all of their common stock may be unable to do so, except in private, directly negotiated sales.

     On March 4, 2005, the Company had 460 shareholders of record who owned an aggregate of 1,157,800 shares.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

                           NEIGHBORS BANCSHARES, INC.
                             SELECTED FINANCIAL DATA
                      (in thousands except per share data)


                                              2004       2003
                                            ---------  --------
FOR THE YEAR
    Net interest income                     $  1,172        25
    Provision for loan losses                    465        45
    Non-interest income                           79         1
    Non-interest expense                       1,750       754
    Net loss                                $   (964)     (773)

PER COMMON SHARE
    Basic loss per share                    $   (.83)     (.67)
    Diluted loss per share                      (.83)     (.67)
    Cash dividends declared                        -         -
    Book value                              $   7.86      8.69

AT YEAR END
    Loans, net                              $ 47,522     4,439
    Earning assets                            50,906    10,198
    Assets                                    56,968    12,737
    Deposits                                  46,850     2,577
    Shareholders' equity                    $  9,103    10,061
    Common shares outstanding                  1,158     1,158

AVERAGE BALANCES
    Loans                                   $ 23,612       506
    Earning assets                            27,982     5,440
    Assets                                    32,854     7,470
    Deposits                                  22,859     1,033
    Stockholders' equity                    $  9,515     2,934
    Weighted average shares outstanding        1,158     1,158

KEY PERFORMANCE RATIOS
    Return on average assets                  (2.93)%  (10.35)%
    Return on average stockholders' equity   (10.13)%  (26.37)%
    Net interest margin                         4.19%      .45%
    Dividend payout ratio                          -         -
    Average equity to average assets           28.96%    39.27%


GENERAL

     Neighbors Bancshares is a bank holding company headquartered in Alpharetta, Georgia, organized to own all of the common stock of its bank subsidiary, Neighbors Bank. The principal activity of the Bank is to provide banking services to domestic markets, principally in North Fulton County, Georgia. The Bank is primarily regulated by the GDBF and the FDIC and undergoes periodic examinations by these regulatory agencies. The Company is regulated by the Federal Reserve and is also subject to periodic examinations.

     In 2003, we completed an initial public offering of our common stock. The stock sale resulted in the issuance of 1,157,800 shares at a price of $10.00 per share. The offering resulted in capital of $11,327,321 net of offering expenses of $250,679. The Bank opened for business on September 19, 2003 in a temporary facility at 2440 Old Milton Parkway in Alpharetta, Georgia. In August 2004, the Bank's permanent facility was completed at 2380 Old Milton Parkway in Alpharetta, Georgia. The banking facility is a rock and stucco craftsman's style structure which encompasses 15,650 square feet and has three drive-thru windows and a drive-up automated teller machine. The building is located within a half mile of the Alpharetta municipal district.

     The following discussion focuses on significant changes in the financial condition and results of operations during the year ended December 31, 2004. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Interest-bearing deposits are the primary source of funds for making these loans and investments. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

     We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2004 and 2003 for our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

     Of course, there are risks inherent in all loans, so we maintain an allowance for loan losses to absorb possible losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section, we have included a detailed discussion of this process.

     In addition to earning interest on our loans and investments, we earn income through fees and service charges to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

     The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with the consolidated financial statements and the related notes and the other statistical information also included in this report.

FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "may," "will,""anticipate," "should," "would," "believe," "contemplate," "expect," "estimate," "continue," and "intend," as well as other similar words and expressions of the future, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission, including, without limitation:

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

CRITICAL ACCOUNTING POLICIES

     We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to the consolidated financial statements at December 31, 2004 included elsewhere in this annual report.

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

RESULTS OF OPERATIONS

     Our net loss for 2004 was $963,702, or $.83 common per share, as compared to the 2003 net loss of $773,441, or $.67 common per share; an increase of $190,261. Our operational results depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, and federal funds sold) and the interest expense, which is paid on deposits and other liabilities. Net interest income was $1,171,945 and $24,603 for 2004 and 2003, respectively.

     The provision for loan losses was $465,000 in 2004 compared to $45,000 in 2003. The increase is a direct result of the increase of loans funded throughout the year. The provision for loan losses reflects management's estimate of potential losses inherent in the loan portfolio and the creation of an allowance for loan losses adequate to absorb such losses.

     Other operating income for the years ended December 31, 2004 and 2003 totaled $79,333 and $592, respectively. Other operating income includes service charges on deposit accounts and miscellaneous service fees. Other operating expenses were $1,749,980 and $753,636 in 2004 and 2003, respectively. The largest component of other operating expenses is salaries and benefits, which totaled $1,093,511 and $507,855 for the years ended December 31, 2004 and 2003, respectively. The increase in other operating income in 2004 is due to the full year the Bank was in operation as compared to three months in 2003. During the first year of operation, there were staff additions as well as marketing programs that were implemented to gain recognition in the community.

     In 2004 and 2003, we did not recognized an income tax benefit due to the fact that realization of such a benefit is dependent upon future earnings of the Company.

NET INTEREST INCOME

     Net interest income for the year ended December 31, 2004 totaled
$1,171,945; an increase of $1,147,342 over the December 31, 2003 total of $24,603. Interest income from loans including fees was $1,549,958 and $33,528 for the years ended December 31, 2004 and 2003, respectively, representing yields of 6.56% and 6.63% for those same periods. Interest expense totaled $511,808 and $65,741 for the years ended December 31, 2004 and 2003, respectively. The net interest margin realized on earning assets was 4.19% and ..45% for the years ended December 31, 2004 and 2003, respectively. The interest rate spread for that same period was 3.54% and (1.94)%, respectively.

AVERAGE BALANCES AND INTEREST RATES

     The following table shows the average balance outstanding for each category of interest-earning assets and interest-bearing liabilities for 2004 and 2003 and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated.

                                                                      2004                            2003
                                                       AVERAGE                   YIELD/    AVERAGE              YIELD/
                                                       BALANCE        INTEREST    RATE     BALANCE    INTEREST   RATE
                                                  ------------------  ---------  -------  ----------  --------  -------
Assets:
  Interest earning assets:
    Loans (including loan fees)(1) (2)            $      23,611,747   1,549,958    6.56%    505,847     33,528    6.63%
    Investment securities                                 2,566,841     114,045    4.44%    313,430     11,251    3.59%
    Federal funds sold                                    1,803,429      19,750    1.10%  1,807,211     19,203    1.06%
    Interest on interest-bearing deposits                         -           -           2,813,701     26,362     .94%
                                                  ------------------  ---------           ----------  --------
              Total interest earning assets              27,982,017   1,683,753    6.02%  5,440,189     90,344    1.66%
                                                                      ---------                       --------
Other non-interest earning assets                         4,872,471                       2,030,240
                                                  ------------------                      ----------
Total assets                                      $      32,854,488                       7,470,429
                                                  ==================                      ==========
Liabilities and stockholders' equity:
  Interest-bearing liabilities:
    Deposits:
      Interest-bearing demand                     $         791,154      14,127    1.79%     36,385        143     .39%
      Savings and money market                            6,447,017     152,307    2.36%    260,362      3,850    1.48%
      Time                                               13,128,117     339,748    2.59%     13,669        280    2.05%
    Other                                                   275,142       5,626    2.04%  1,517,729     61,468    4.05%
                                                  ------------------  ---------           ----------  --------
        Total interest-bearing liabilities               20,641,430     511,808    2.48%  1,828,145     65,741    3.60%
                                                                      ---------                       --------
Non-interest bearing deposits                             2,492,774                         722,477
Other non-interest bearing liabilities                      204,778                       1,986,254
Stockholders' equity                                      9,515,506                       2,933,553
                                                  ------------------                      ----------
        Total liabilities and stockholders'
        equity                                    $      32,854,488                       7,470,429
                                                  ==================                      ==========
Excess of interest-earning assets over interest
bearing liabilities                               $       7,340,587                       3,612,044
                                                  ==================                      ==========
Ratio of interest-earning assets to interest-
bearing liabilities                                          135.56%                         297.58%
                                                  ==================                      ==========
Net interest income                                                   1,171,945                         24,603
                                                                      =========                       ========
Net interest spread                                                                3.54%                        (1.94)%
                                                                                 =======                        =======
Net interest margin                                                                4.19%                           .45%
                                                                                 =======                        =======

(1)     Loan fees in the amounts of $156,095 and $6,719 are included in interest income on loans for 2004 and 2003, respectively.
(2)     There were no non-accruing loans during 2004 and 2003.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the change related to higher outstanding balances and the change in interest rates. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate. A rate volume analysis is not presented for 2003 versus 2002, as the Bank did not open for business until 2003.

                                                    2004 vs. 2003
                                            Increase (decrease) due to
                                            VOLUME      RATE      TOTAL
Interest-earning assets:
  Loans                                   1,523,268    (6,838)  1,516,430
  Investments                                93,768     9,026     102,794
  Federal funds                                 249       298         547
  Interest-earning deposits                 (26,362)        -     (26,362)
                                          ----------  --------  ----------
      Total increase in interest income   1,590,923     2,486   1,593,409
                                          ----------  --------  ----------
Interest-bearing liabilities:
  Interest-bearing demand                     9,412     4,572      13,984
  Savings and money market                  124,986    23,471     148,457
  Time                                      311,226    28,242     339,468
  Other                                     (55,842)        -     (55,842)
                                          ----------  --------  ----------
      Total increase in interest expense    389,782    56,285     446,067
                                          ----------  --------  ----------
      Increase in net interest income     1,201,141   (53,799)  1,147,342
                                          ==========  ========  ==========


INTEREST RATE SENSITIVITY AND ASSET LIABILITY MANAGEMENT

     Interest rate sensitivity measures the timing and magnitude of the repricing of assets compared with the repricing of liabilities and is an important part of asset/liability management of a financial institution. The objective of interest rate sensitivity management is to generate stable growth in net interest income and to control the risks associated with interest rate movements. Management constantly reviews interest rate risk exposure and the expected interest rate environment so that adjustments in interest rate sensitivity can be timely made. Since the assets and liabilities of a bank are primarily monetary in nature (payable in fixed, determinable amounts), the performance of a bank is affected more by changes in interest rates than by inflation. Interest rates generally increase as the rate of inflation increases, but the magnitude of the change in rates may not be the same.

     Net interest income is the primary component of net income for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest-sensitive and noninterest-sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest-sensitive assets and interest-sensitive liabilities within the following 12 months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest-sensitive assets are expected to reprice within 12 months than its interest-sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest-sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2004, the Bank, as measured by Gap, is in an asset-sensitive position. Management has several tools available to it to evaluate and predict interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

     The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004 that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

                                                         AT DECEMBER 31, 2004
                                                       MATURING OR REPRICING IN
                                                       ------------------------
                                                        (DOLLARS IN THOUSANDS)

                                                         4 MONTHS
                                             3 MONTHS       TO      1 TO 5   OVER 5
                                             OR LESS    12 MONTHS    YEARS    YEARS   TOTAL
                                            ----------  ----------  -------  -------  ------
Interest-earning assets:
  Investment securities                     $       -           -    3,384        -    3,384
  Loans                                        44,688         160    2,764      420   48,032
                                            ----------  ----------  -------  -------  ------
Total interest-bearing assets                  44,688         160    6,148      420   51,416
                                            ----------  ----------  -------  -------  ------
Interest-bearing liabilities:
  Deposits:
    Savings and demand                         11,754           -        -        -   11,754
    Time deposits                               4,345      14,926   12,563        -   31,834
  Federal funds purchased                         812           -        -        -      812
                                            ----------  ----------  -------  -------  ------
Total interest-bearing liabilities             16,911      14,926   12,563        -   44,400
                                            ----------  ----------  -------  -------  ------
Interest sensitive difference per period    $  27,777     (14,766)  (6,415)     420    7,016
                                            ==========  ==========  =======  =======  ======
Cumulative interest sensitivity difference  $  27,777      13,011    6,596    7,016
                                            ==========  ==========  =======  =======
Cumulative difference to total assets           48.76%      22.84%   11.58%   12.32%
                                            ==========  ==========  =======  =======


     At December 31, 2004, the difference between the Bank's liabilities and assets repricing or maturing within one year was $13,011,000. Due to an excess of assets repricing or maturing within one year, a drop in interest rates would cause the Bank's net interest income to decline, and a rise in interest rates would cause the Bank's net interest income to increase.

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may reflect changes in market interest rates differently. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates, both on a short-term basis and over the life of the asset. Other factors which may affect the assumptions made in the above table include changes in interest rates, pre-payment rates, early withdrawal levels, and the ability of borrowers to service their debt.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is the charge to operating expense that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $465,000 and $45,000 for the years ended December 31, 2004 and 2003, respectively. The increase in the provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. The allowance for loan losses was 1.06% of gross loans at December 31, 2004 and 1% of gross loans at December 31, 2003. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net income and, possibly, our capital. We did not experience any charge-offs in 2004 or 2003. We had no accounts past due over 30 days, no non-accrual loans, and no other real estate or repossessions as of December 31, 2004 or 2003. We do not allocate the allowance for loan losses to various loan categories. The entire allowance is available to absorb losses from any and all loans. Due to the short time that the Bank has been open, management cannot estimate the amount of net charge-offs that will occur in 2005.

     The following table summarizes information concerning the allowance for loan losses:

                                   2004     2003
                                 --------  ------
Balance at beginning of year     $ 45,000       -
Charge-Offs                             -       -
Recoveries                              -       -
Additions charged to operations   465,000  45,000
                                 --------  ------
Balance at end of year           $510,000  45,000
                                 ========  ======


NONINTEREST INCOME AND EXPENSE

     Noninterest income for the year ended December 31, 2004 totaled $79,333, compared to $592 in 2003; an increase of $78,741. The largest component of other income was premiums received on the sale of the guaranteed portion of an SBA loan totaling $51,250. Service charges on deposit accounts totaled $9,950 and $359 during 2004 and 2003, respectively. Other noninterest income consisted of service fees of $16,975 and $233 at December 31, 2004 and 2003, respectively. These increases are attributed to the Bank's full year of operation in 2004 compared to only three months during 2003.

     Total noninterest expense for 2004 was $1,749,980; an increase of $996,344 when compared to the December 31, 2003 balance of $753,636. Salaries and benefits, the largest component of noninterest expense, totaled $1,093,511 and $507,855 for 2004 and 2003, respectively. Net occupancy and equipment expense was $188,372 and $56,128 for 2004 and 2003, respectively, and other operating expenses totaled $468,097 and $189,653 for the same periods. Other operating expenses largely include data processing expenses, office supplies and printing, communications, marketing, and audit examination expenses.

FINANCIAL CONDITION

     Total assets at December 31, 2004 increased $44,231,470 to $56,968,459 compared to $12,736,989 at December 31, 2003. The primary source of growth in assets was net loans, which totaled $47,521,617 and $4,439,494 as of December 31, 2004 and 2003, respectively. Net loans comprised 83.42% and 34.86% of total assets at December 31, 2004 and 2003, respectively. Investment securities available-for-sale totaled $403,732 and $1,446,244 at December 31, 2004 and 2003, respectively. Investment securities held-to-maturity totaled $2,981,135 at December 31, 2004. There were no securities classified as held-to-maturity at December 31, 2003.

     Total deposits in 2004 were $46,849,714, or 82.24%, compared to $2,577,072, or 20.23% of total assets, as of December 31, 2003.

INTEREST-EARNING ASSETS

     INVESTMENT SECURITIES. Investment securities available-for-sale totaled $403,732 and $1,446,244 at December 31, 2004 and 2003, respectively. At
December 31, 2003, all of the Bank's marketable investment securities were designated as available-for-sale and consisted of mortgage-backed securities. The amortized cost of these available-for-sale investment securities was $415,177 and $1,466,043 at December 31, 2004 and 2003, respectively. Proceeds of $900,657 were received from the sale of securities available-for-sale during 2004. Gross gains of $1,158 and no gross losses were recognized from the sale of securities available for sale in 2004.

     Investment securities held-to-maturity totaled $2,981,135 at December 31, 2004. There were no investment securities held-to-maturity at December 31, 2003. At December 31, 2004, all of the Bank's held-to-maturity securities consisted of U.S. Government Agency Securities which are all callable during 2005.

     The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented.

                                               Gross       Gross                 Weighted
                                 Amortized   Unrealized  Unrealized  Estimated    Average
                                    Cost       Gains       Losses    Fair Value   Yields
                                 ----------  ----------  ----------  ----------  ---------
SECURITIES AVAILABLE-FOR-SALE:
Maturities at December 31, 2004
-------------------------------
After 5 through 10 years         $  415,177           -      11,445     403,732      4.75%
                                 ==========  ==========  ==========  ==========  =========
Maturities at December 31, 2003
-------------------------------
After 5 through 10 years         $1,466,043           -      19,799   1,446,244      3.52%
                                 ==========  ==========  ==========  ==========  =========

SECURITIES HELD-TO-MATURITY:
Maturities at December 31, 2004
-------------------------------
After 5 through 10 years         $2,981,135      31,621           -   3,012,756      5.15%
                                 ==========  ==========  ==========  ==========  =========

     LOANS. At December 31, 2004, gross loans totaled $48,031,617 as compared to $4,484,494 at December 31, 2003. The largest classification of loans was in commercial real estate loans, which totaled $37,065,687 compared to $3,497,759 at December 31, 2003. Balances within the major loans receivable categories as of December 31, 2004 and 2003 are as follows:

                                                       2004                   2003
                                                       ----                   ----
                                                          % of Total              % of Total
                                                             Loans                   Loans
 Commercial, financial and agricultural      $ 7,302,648       15.20%    517,468       11.54%
 Real estate - mortgage                       37,065,687       77.17%  3,497,759       78.00%
 Real estate - construction and development    2,372,354        4.94%    425,000        9.48%
 Consumer and other                            1,290,928        2.69%     44,267         .99%
                                             -----------  -----------  ---------  -----------
                                             $48,031,617      100.00%  4,484,494      100.00%
                                             ===========  ===========  =========  ===========


     As of December 31, 2004, the loan portfolio contained concentrations which are monitored on an ongoing basis. The largest concentration was 113 real estate mortgages, which totaled $37,065,687 or 77.17% of the portfolio. These loans consisted of loans to finance ongoing businesses such as hotels, shopping centers, convenience stores and commercial and residential investment companies.

     As of December 31, 2004 maturities of loans in the indicated classifications were as follows:

                                                           Due After One
                                                Due In        Through     Due After
Loan Maturity:                                 One Year     Five Years    Five Years    Total
                                              -----------  -------------  ----------  ----------
  Commercial, financial and agricultural      $ 3,790,484      3,036,357     475,807   7,302,648
  Real estate - mortgage                        8,542,899     19,441,978   9,080,810  37,065,687
  Real estate - construction and development    2,372,354              -           -   2,372,354
  Consumer and other                              762,623        528,305           -   1,290,928
                                              -----------  -------------  ----------  ----------
      Total                                   $15,468,360     23,006,640   9,556,617  48,031,617
                                              ===========  =============  ==========  ==========

Loan Interest Rate Sensitivity:
Loans with:
  Predetermined interest rates                $ 1,968,782        841,102     937,498   3,747,382
  Floating or adjustable interest rates        13,499,578     22,165,538   8,619,119  44,284,235
                                              -----------  -------------  ----------  ----------
      Total                                   $15,468,360     23,006,640   9,556,617  48,031,617
                                              ===========  =============  ==========  ==========

     There were no non-accruing loans during 2004 and 2003. Our loan policy dictates that loans with interest payments over 90 days in arrears will be placed in a non-accrual status.

     DEPOSITS. At December 31, 2004 and 2003, deposits totaled $46,849,714 and $2,577,072, respectively. Noninterest-bearing demand deposits were $3,261,564, or 6.96% of total deposits, and interest-bearing deposits were $43,588,150, or 93.04% of total deposits, for the year ended December 31, 2004. Noninterest-bearing demand deposits were $474,673, or 18.42% of total deposits, and interest-bearing deposits were $2,102,399, or 81.58% of total deposits, for the year ended December 31, 2003. At December 31, 2004, the Bank had certificates of deposit of $100,000 or greater totaling $11,498,000. The Bank did not have any certificates of deposits of $100,000 or greater at December 31, 2003.

     Balances within the major deposit categories as of December 31, 2004 and 2003 are as follows:

                                                2004                           2003
                                                ----                           ----
                                                     Percent of                     Percent of
                                        Amount     Total Deposits      Amount     Total Deposits
                                      -----------  ---------------  ------------  ---------------
Non-interest bearing demand deposits  $ 3,261,564            6.96%  $    474,673           18.42%
Interest bearing demand deposits       11,647,997           24.86%     1,946,468           75.53%
Savings deposits                          105,574             .23%        25,550             .99%
Other time deposits                    31,834,579           67.95%       130,381            5.06%
                                      -----------  ---------------  ------------  ---------------
                                      $46,849,714          100.00%  $  2,577,072          100.00%
                                      ===========  ===============  ============  ===============

     The average balance of deposits and the average rates paid on such deposits are summarized for 2004 and 2003 in the following table. Interest costs for 2003 were annualized based on the Bank's opening date of September 19, 2003.

                                      2004             2003
                                      ----             ----
                              Amount     Rate     Amount    Rate
                            -----------  -----  ----------  -----
Noninterest-bearing demand  $ 2,492,774         $  722,477
Interest-bearing demand         791,154  1.79%      36,385   .39%
Savings and money market      6,447,017  2.36%     260,362  1.48%
Time deposits                13,128,117  2.59%      13,669  2.05%
                            -----------         ----------
           Totals           $22,859,062         $1,032,893
                            ===========         ==========

     Maturities of time certificates of deposit outstanding at December 31, 2004 are summarized as follows:

                            Less than   $100,000 or  Total Time
                            $100,000       More       Deposits
                           -----------  -----------  ----------
Within 3 months            $ 3,635,167      709,415   4,344,582
After 3 through 6 months       719,594      302,434   1,022,028
After 6 through 12 months    7,987,418    5,917,326  13,904,744
After 12 months              7,994,495    4,568,730  12,563,225
                           -----------  -----------  ----------
           Total           $20,336,674   11,497,905  31,834,579
                           ===========  ===========  ==========

CAPITAL RESOURCES

     Shareholders' equity totaled $9,102,541 and $10,061,040 at December 31, 2004 and 2003, respectively. We raised capital in the amount of $11,578,000 during our initial public offering, which was completed in September 2003. We have sustained net losses of $963,702 and $773,441 for the years ended December 31, 2004 and 2003, respectively, and other comprehensive income net of tax totaled $5,203 for the year ended December 31, 2004 as compared to a comprehensive loss of $12,299 in 2003.

     As a bank holding company, we and our banking subsidiary are required by banking regulators to meet certain minimum levels of capital adequacy which are expressed in the form of certain ratios. Capital is separated into Tier 1 capital (essentially common shareholders' equity less intangible assets) and Tier 2 capital (essentially Tier 1 capital plus the allowance for loan losses limited to 1.25% of risk-weighted assets). The first two ratios, which are based on the degree of credit risk in our assets, provide the weighting of assets based on assigned risk factors and include off-balance-sheet items such as loan commitments and stand-by letters of credit. The ratio of Tier 1 capital to risk-weighted assets must be at least 4.0%, and the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8.0%. The capital leverage ratio supplements the risk-based capital guidelines.

     Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%.

     The following table summarizes the Bank's risk-based capital ratios at December 31, 2004 and 2003:

                                                                                  To Be Well
                                                                               Capitalized Under
                                                               For Capital     Prompt Corrective
                                               Actual       Adequacy Purposes  Action Provisions
                                          ----------------  -----------------  -----------------
                                          Amount    Ratio   Amount    Ratio    Amount    Ratio
                                          -------  -------  -------  --------  -------  --------
AS OF DECEMBER 31, 2004
Total Capital (to Risk Weighted Assets)
  Consolidated                            $ 9,620   17.43%  $ 4,416        8%      N/A      N/A



  Bank                                    $ 9,211   16.74%  $ 4,401        8%  $ 5,501       10%
Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                            $ 9,110   16.50%  $ 2,208        4%      N/A      N/A
  Bank                                    $ 8,701   15.82%  $ 2,200        4%  $ 3,301        6%
Tier 1 Capital (to Average Assets)
  Consolidated                            $ 9,110   18.15%  $ 2,008        4%      N/A      N/A
  Bank                                    $ 8,701   17.40%  $ 2,000        4%  $ 2,500        5%
AS OF DECEMBER 31, 2003
Total Capital (to Risk Weighted Assets)
  Consolidated                            $10,118  132.47%  $   611        8%      N/A      N/A
  Bank                                    $ 9,636  126.16%  $   611        8%  $   764       10%
Tier 1 Capital (to Risk Weighted Assets)
  Consolidated                            $10,073  131.88%  $   306        4%      N/A      N/A
  Bank                                    $ 9,591  125.57%  $   306        4%  $   458        6%
Tier 1 Capital (to Average Assets)
  Consolidated                            $10,073   85.98%  $   469        4%      N/A      N/A
  Bank                                    $ 9,591   81.87%  $   469        4%  $   586        5%

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

     The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $3,900,000. At December 31, 2004, this credit availability totaled $3,088,000.

     Cash and cash equivalents decreased $4,162,419 from $4,535,041 at December 31, 2003 to $372,622 at December 31, 2004. Cash used by operating activities totaled $414,666 in 2004 compared to

$834,193 in 2003, while inflows from financing activities totaled $45,084,642 compared to $11,957,554 at December 31, 2003. This increase is primarily attributable to net increases in deposits.

     During 2004, investing activities used $48,832,395 of cash and cash equivalents as compared to $6,671,176 at December 31, 2003. Investing activities included net loans of $43,547,123 made to customers; $2,979,690 purchases of callable investment securities held to maturity; and purchases of premises and equipment of $3,357,372, partially offset by maturities and sales of investment securities available for sale of $151,133 and $900,657, respectively.

OFF-BALANCE-SHEET ARRANGEMENTS

     We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and standby letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby letters of credit are written, conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. A commitment involves, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. Our exposure to credit loss in the event of non-performance by the other party to the instrument is represented by the contractual notional amount of the instrument.

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

     The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2004 and 2003:

                                 2004      2003
                              ----------  ------
Commitments to extend credit  $9,191,000  49,880
Standby letters of credit     $  350,000       -

     Management is not aware of any significant concentrations of loans to classes of borrowers or industries that would be affected similarly by economic conditions. Although the Bank's loan portfolio is diversified, a substantial portion of its borrowers' ability to honor the terms of their loans is dependent on the economic conditions in North Fulton County and surrounding areas.

INFLATION

     Inflation impacts the growth in total assets in the banking industry and causes a need to increase equity capital at higher than normal rates to meet capital adequacy requirements. We cope with the effects of inflation through the management of interest rate sensitivity gap position by periodically reviewing and adjusting our pricing of services to consider current costs and through managing our level of net income relative to our dividend payout policy.

RECENT ACCOUNTING PRONOUNCEMENTS

     MEANING OF OTHER-THAN-TEMPORARY-IMPAIRMENT.   In March 2004, The Emerging
Issues Task Force ("EITF") issued EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments ("EITF 03-1"). EITF 03-1 provides guidance for evaluating whether an investment is other-than-temporarily impaired. The disclosure guidance was effective for other-than-temporary impairment evaluations made in reporting periods beginning in 2003, whereas the recognition and measurement guidance has been deferred. The disclosures required by EITF 03-1 are included in Note 2 to the consolidated financial statements. The Bank did not recognize an impairment loss on any investment in 2004 or 2003.

     SHARE-BASED PAYMENT.   In December 2004, the FASB revised SFAS No. 123
("SFAS No. 123 (R)"). SFAS No. 123 (R), Share-Based Payment, requires all share-based payments to employees and directors, including grants of employee stock options and warrants, to be recognized in the financial statements based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. For the Company, SFAS No. 123 (R) is effective for periods beginning after December 15, 2005. The Company is still evaluating the transition provisions allowed by SFAS No. 123 (R) and expects to adopt it in the first quarter of 2006. The financial statement impact is not expected to be materially different from that shown in the existing pro forma disclosure required under the original SFAS No. 123.


ITEM 7.     FINANCIAL STATEMENTS

     The Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2004.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 8A.     CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 15d-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     Our management, including the chief executive officer and chief financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

     There have been no changes in our internal controls over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B.     OTHER INFORMATION

     There has been no occurrence requiring a response to this Item.


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

     The following table sets forth for each director and executive officer of the Company: (1) the person's name; (2) his or her age at December 31, 2004;
(3) the year he or she was first elected as a director of the Company; and (4) his or her positions with the Company, other than as a director, and his or her other business experience for the past five years.

                            DIRECTOR                     POSITION WITH THE COMPANY
NAME (AGE)                   SINCE                        AND BUSINESS EXPERIENCE
--------------------------  --------  ----------------------------------------------------------------
Phil Baldwin (51)               2001  President and Chief Executive Officer of Company and Bank;
                                      Partner/Owner of Keller Williams Realty; previously President of
                                      Prudential Bank.

Thomas E. Boland (70)           2003  Chair of the Audit Committee of the Company and Bank; Non-
                                      employee Consultant to the President of Mercer University of
                                      Macon and Atlanta; Retired Chairman of Wachovia Corporation
                                      of Georgia and Wachovia Bank of Georgia, N.A.; Retired
                                      Director, Citizens Bancshares Corporation and Citizens Trust
                                      Bank, Atlanta; Director of Allied Holdings, Inc.



Richard E. Eason, Sr. (57)      2002  Treasurer and Assistant Secretary of the Company; Senior Vice
                                      President, Chief Financial Officer and Secretary of the Company
                                      and the Bank; previously Chief Financial Officer of John Dixon
                                      & Associates (real estate auction company); Executive Vice
                                      President and Chief Financial Officer of Integrity Bank;
                                      Executive Vice President of Bank of North Georgia.

Charles E. Hoff (59)            2001  Retired National Bureau Chief at Cable News Network (CNN).

Ramzan Karimi (49)              2003  Real Estate Investor; President and CEO of M2Z2 Com, Inc., GA
                                      C-Store, Inc., M2Z2 LLC, TN C-Store, LLC, and Tunica
                                      Properties, LLC.

Barbara H. Lebow (56)           2001  Attorney at Law; Founder/Owner of The Sedona Group, LLC;
                                      Former General Counsel of  Mercy Healthcare Services and Saint
                                      Joseph's Health Systems.

Benjamin H. Schnell (42)        2001  Secretary of the Company; Analyst, Piedmont Health-Care;
                                      previously Bank Consultant with the Weilage Group; Senior
                                      Associate with PriceWaterhouseCoopers; Network Developer
                                      with Georgia Department of Medical Assistance.

Victor C. Smith (60)            2003  Chair of the Director's Loan Committee of the Bank; Former
                                      Director of First Colony Bank (Main Street Bank); Certified
                                      Public Accountant; Partner with Waddell Smith Magoon &
                                      Freeman, LLP.

James R. Williams (62)          2001  Chair of the Board of Directors of Company and the Bank;
                                      Chairman and Chief Executive Officer of Consultants and
                                      Builders, Inc. (design/build firm); Chairman and Chief Executive
                                      Officer of Parkway Office Suites, Ltd. (office suite developer);
                                      President of Willford Corporation, LLC (real estate holding company); Partner, Flyboy Aviation Properties, LLC and Mathis
                                      Field, LLC (private airport ownership and operations).

     The Company is filing this Annual Report on Form 10-KSB pursuant to Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.

AUDIT AND COMPLIANCE COMMITTEE

     The Board of Directors has established an Audit and Compliance Committee, which recommends to the Board of Directors the independent public accountants to be selected to audit the Company's annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion. The Audit and Compliance Committee is also responsible for overseeing compliance with the Community Reinvestment Act. The Board of Directors has not adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2004, the Audit and Compliance Committee held four meetings.

     The Audit and Compliance Committee members are Thomas E. Boland, Charles E. Hoff, Barbara Lebow, Ben Schnell and Victor C. Smith. The Board of Directors has determined that the Company does not have an "audit committee expert" serving on the Audit and Compliance Committee, as "audit committee financial expert" is defined under applicable Securities and Exchange Commission regulations. The Board believes that all members of the committee have the financial knowledge, business experience and independent judgment necessary for service on the committee, and that the combined experience of the members is sufficient to adequately perform the functions required of the Audit and Compliance Committee.

CODE OF ETHICS

     The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics may be obtained, without charge, upon written request addressed to Neighbors Bank, 2380 Old Milton Parkway, Alpharetta, Georgia 30004, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company's Chief Financial Officer at (770) 664-4546.


ITEM 10.     EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal years 2004 and 2003 to its chief executive, and chief financial officer and chief lending officer. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 2004 or 2003.

                                       Annual Compensation              Long-Term Compensation
                               -----------------------------------  -----------------------------
                                                        Other        Number of
                                                        Annual      Securities      All Other
                                 Salary     Bonus    Compensation   Underlying   Compensation(1)
Name and Position        Year     ($)        ($)         ($)          Options          ($)
-----------------------  ----  ----------  -------  --------------  -----------  ----------------
Phil Baldwin,
President and Chief      2004  $ 186,400   $     0  $            0  $         0  $              0
Executive Officer        2003  $ 157,292   $     0  $            0  $         0  $              0

Richard E. Eason, Sr.,
Chief Financial Officer  2004  $ 125,000   $     0  $            0  $         0  $              0
                         2003  $ 107,292   $     0  $            0  $         0  $              0

J. Ross Mynatt
Chief Lending Officer    2004  $ 125,000   $     0  $            0  $         0  $              0
                         2003  $66,779(2)

(1) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

(2) Consists of salary paid to Mr. Mynatt for services as chief lending officer from June 2003 to December 2003 at an annualized rate of $125,000.

EMPLOYMENT AGREEMENTS

     PHIL BALDWIN. We have entered into a three-year employment agreement with Phil Baldwin regarding Mr. Baldwin's employment as President and Chief Executive Officer of the Company and the Bank. Under the terms of the agreement, Mr. Baldwin receives an initial base salary of $175,000 per year. The Bank also provides Mr. Baldwin with other customary benefits such as disability, health and life insurance, membership fees to a country club and an automobile allowance.

     We will be obligated to pay Mr. Baldwin his base salary for six months following termination if Mr. Baldwin is terminated without cause.

     The agreement also generally provides that, for a period of two years following the termination of Mr. Baldwin's employment by us with cause, he will neither compete with the Company or the Bank in the banking business nor solicit our customers or our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply for six months following a termination of Mr. Baldwin's employment without cause.

     RICHARD E. EASON, SR. We have entered into a three-year employment agreement with Richard Eason, Sr. regarding Mr. Eason's employment as Senior Vice President and Chief Financial Officer of the Company and the Bank. Under the terms of the agreement, Mr. Eason receives an initial base salary of $125,000 per year. The Bank also provides Mr. Eason with other customary benefits such as health and life insurance.

     We will be obligated to pay Mr. Eason his base salary for six months following termination if Mr. Eason is terminated without cause.

     The agreement also generally provides that, for a period of two years following the termination of Mr. Eason's employment by us with cause, he will neither compete with the Company or Bank in the banking business nor solicit our customers our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply for six months following a termination of Mr. Eason's employment without cause.

     J. ROSS MYNATT. We have entered into a three-year employment agreement with J. Ross Mynatt regarding Mr. Mynatt's employment as Senior Vice President and Chief Lending Officer of the Company and the Bank. Under the terms of the agreement, Mr. Mynatt receives an initial base salary of $125,000 per year. The Bank also provides Mr. Mynatt with other customary benefits such as health and life insurance.

     We will be obligated to pay Mr. Mynatt his base salary for six months following termination if Mr. Mynatt is terminated without cause.

     The agreement also generally provides that, for a period of two years following the termination of Mr. Mynatt's employment by us with cause, he will neither compete with the Company or the Bank in the banking business nor solicit our customers or our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply for six months following a termination of Mr. Mynatt's employment without cause.

DIRECTOR COMPENSATION

     Neither the Company nor the Bank will separately compensate its directors for their service as directors until the Bank earns a cumulative profit. Thereafter, the Bank will adopt compensatory policies for its directors that conform to applicable law.

OPTION GRANTS IN FISCAL YEAR 2004

     The Company did not grant any stock options or stock appreciation rights during 2004.

OPTIONS EXERCISED IN FISCAL YEAR 2004

     No options were exercised by our named executive officers in fiscal year 2004.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock that, as of March 4, 2005, are beneficially owned by (a) each existing and proposed director of the Company and (b) all executive officers and existing and proposed directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. Additionally, the address of each person is 2380 Old Milton Parkway, Alpharetta, Georgia 30004.

     Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days of the date of this Annual Report on Form 10 KSB.


                                   NUMBER     PERCENT
NAME                              OF SHARES  OF CLASS            NATURE OF BENEFICIAL OWNERSHIP
--------------------------------  ---------  ---------  ------------------------------------------------
Phil Baldwin                         46,667      3.99%  Includes 11,667 shares that Mr. Baldwin can
                                                        acquire by exercising a warrant.

Thomas E. Boland, Sr.                30,000      2.58%  Includes 20,000 shares held by East Alpha
                                                        Partners , L.P. and 5,000 shares that Mr. Boland
                                                        can acquire by exercising a warrant.

Richard E. Eason, Sr.                43,000      3.68%  Includes 12,500 shares held by an IRA for the
                                                        benefit of Mr. Eason; 1,250 shares held by an
                                                        IRA for the benefit of Mr. Eason's spouse; and
                                                        10,750 shares that Mr. Eason can acquire by
                                                        exercising a warrant.


Charles E. Hoff                      26,667      2.29%  Includes 7,500 shares held by an IRA for the
                                                        benefit of Mr. Hoff's spouse and 6,667 shares
                                                        that Mr. Hoff can acquire by exercising a
                                                        warrant.

Ramzan Karimi                        60,000      5.14%  Includes 10,000 shares that Mr. Karimi can
                                                        acquire by exercising a warrant.

Barbara H. Lebow                     16,666      1.43%  Includes 12,500 shares held by an IRA for the
                                                        benefit of Ms. Lebow and 4,167 shares that Ms.
                                                        Lebow can acquire by exercising a warrant.

J. Ross Mynatt                        1,600         *   Includes 1,600 shares held by an IRA for the
                                                        benefit of Mr. Mynatt's spouse.

Benjamin H. Schnell                  26,667      2.29%  Includes 1,665 shares held by an IRA for the
                                                        benefit of Mr. Schnell; 10,030 shares held by an
                                                        IRA for the benefit of Mr. Schnell's spouse; and
                                                        6,667 shares that Mr. Schnell can acquire by
                                                        exercising a warrant.

Victor C. Smith                      48,000      4.12%  Includes 8,000 shares that Mr. Smith can acquire
                                                        by exercising a warrant.

James R. Williams                    67,333      5.73%  Includes 4,936 shares held by an IRA for the
                                                        benefit of Mr. Williams; 2,703 shares held by an
                                                        IRA for the benefit of Mr. Williams' spouse; and
                                                        16,833 shares that Mr. Williams can acquire by
                                                        exercising a warrant.

ALL DIRECTORS AND EXECUTIVE
OFFICERS AS A GROUP (10 PERSONS)    366,600     29.70%
______________________

*    Less than 1% of class

     The following table sets forth information regarding the Company's equity compensation plans under which shares of the Company's common stock are authorized for issuance. The only equity compensation plan approved by shareholders is the 2004 Neighbors Bancshares, Inc. Stock Incentive Plan.

                                                                                    Number of shares
                                                                                    remaining available for
                           Number of securities to be   Weighted-average exercise   future issuance under the
                           issued upon exercise of      price of                    Plan (excludes
                           outstanding options          outstanding options         outstanding options)
                           ---------------------------  --------------------------  --------------------------
Equity compensation plans
approved by security
holders                                             0                            0                     231,560

Equity compensation plans
not approved by security
holders                                    270,796 (1)  $                    10.00                           0

Total                                         270,796   $                    10.00                     231,560
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

     In addition to the transactions in the ordinary course of our business, we have entered into a design and construction contract for our permanent office with Consultants & Builders, Inc. James. R. Williams, one of our directors, is the Chairman and Chief Executive Officer of Consultants & Builders. The total price of the contract was $3,236,047. The construction was completed in 2004, and the Company and the Bank took occupancy of the building in late August. The final cost of the building was $3,158,000. All invoices for the construction had been paid or accrued as of December 31, 2004.

     We obtained several bids from similar design-build construction firms before awarding the contract to Consultants & Builders. After review, the GDBF did not object to this contract. Based on other bids we received for the design and construction of our permanent main office, we believe that the terms of this contract are no less favorable than those we could have obtained from an unrelated third party for similar design and construction services.


ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)     Exhibits

Exhibit
Number   Exhibit
-------  ----------------------------------------------------------------------------------------------
3.1      Articles of Incorporation as Amended and Restated (1)

3.2      Bylaws (1)

4.1      Specimen Common Stock Certificate (1)

4.2      See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1     Lot/Land Purchase and Sale Agreement by and between Neighbors Bancshares, Inc. and
         Duluth Thompson Associates, dated February 22, 2002 (contract for main office property) (1)

10.2     Engagement Letter for consulting services by and between Neighbors Bancshares, Inc. and
         Sedona Bank Consultants, Inc., dated October 5, 2001 (1)

10.3     Form of Escrow Agreement by and between Neighbors Bancshares, Inc. and The Bankers
         Bank (1)

10.4     Promissory Note dated September 24, 2001 executed by Neighbors Bancshares, Inc. in favor of The Bankers Bank and form of Commercial Guaranty (1)

10.5     Form of Neighbors Bancshares, Inc. Organizers' Warrant Agreement (1)

10.6     Neighbors Bancshares, Inc. 2002 Stock Incentive Plan (1)

10.7     Revised form of Employment Agreement by and between Neighbors Bank (In
         Organization), Neighbors Bancshares, Inc. and Phil Baldwin (2) *

10.8     Revised form of Employment Agreement by and between Neighbors Bank (In
         Organization), Neighbors Bancshares, Inc. and Richard E. Eason, Sr. (2) *

10.9     Employment Agreement by and between Neighbors Bank, Neighbors Bancshares, Inc. and
         J. Ross Mynatt (3) *

10.10    Neighbors Bancshares, Inc. 2004 Stock Incentive Plan

13.1     Neighbors Bancshares, Inc. Financial Statements as of December 31, 2004

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

99.1     Proxy Statement for 2005 Annual Meeting to be held on April 12, 2005

_________________________
*    Indicates a compensatory plan or contract.

(1) Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on August 21, 2002.

(2) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on October 24, 2002.

(3) Previously filed as an exhibit to the Annual Report on Form 10-KSB (Commission File No. 333-98481) as filed with the SEC on April 14, 2004.

(b)     Reports on Form 8-K filed in the fourth quarter of 2004:  None.


 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION
               15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

     The Company plans to provide audited financial statements to shareholders. The Company's financial statements are included as Exhibit 13.1 of this Annual Report on Form 10-KSB.


ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the fees billed to the Company for the years ended December 31, 2004 and 2003 by Porter Keadle Moore, LLP ("PKM"):

                     2004    2003
                    -------  ------
Audit fees          $32,300  19,177
Audit-related fees        -       -
Tax fees              5,800   4,400
All other fees            -       -
                    -------  ------
     Total Fees     $38,100  23,577
                    =======  ======


AUDIT FEES

     Audit fees represent fees billed by PKM for professional services rendered in connection with the audit of the Company's 2003 and 2004 annual financial statements and review of the financial statements included in the Company's quarterly filings on Form 10-QSB and annual filings on Form 10-KSB.

AUDIT-RELATED FEES

     PKM billed no fees for audit-related services during 2004 or 2003.

TAX FEES

     Tax fees represent the aggregate fees billed in each of the last two fiscal years for professional services rendered by PKM for tax compliance, tax advice and tax planning.

ALL OTHER FEES

     PKM billed no other fees during 2004 or 2003.

     The fees billed by PKM are pre-approved by the Audit and Compliance Committee of the Company in accordance with the policies and procedures for the Audit and Compliance Committee. The Audit and Compliance Committee pre-approves all audit and non-audit services provided by the Company's independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2004, 100% of the fees incurred were pre-approved.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEIGHBORS BANCSHARES, INC.


                                    By:    /s/ Phil Baldwin
                                       -----------------------------------------
                                           Phil Baldwin
                                           President and Chief Executive Officer

                                    Date:  March 31, 2005


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints Phil Baldwin and Richard E. Eason, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                  DATE
--------------------------  --------------------------  --------------

 /s/ Phil Baldwin           President, Chief Executive  March 31, 2005
--------------------------  Officer
Phil Baldwin*


 /s/ Thomas E. Boland       Director                    March 31, 2005
--------------------------
Thomas E. Boland


 /s/ Richard E. Eason, Sr.  Director                    March 31, 2005
--------------------------
Richard E. Eason, Sr.**


 /s/ Charles E. Hoff        Director                    March 31, 2005
--------------------------
Charles E. Hoff


                            Director                    March 31, 2005
Ramzan Karimi


 /s/ Barbara H. Lebow       Director                    March 31, 2005
--------------------------
Barbara H. Lebow


 /s/ Benjamin H. Schnell    Director                    March 31, 2005
--------------------------
Benjamin H. Schnell


 /s/ Victor C. Smith        Director                    March 31, 2005
--------------------------
Victor C. Smith


 /s/ James R. Williams      Director                    March 31, 2005
--------------------------
James R. Williams


----------------

  *  Principal executive officer.
 **  Principal financial and accounting officer.



                                             EXHIBIT INDEX


Exhibit
Number                                              Exhibit
-------  ----------------------------------------------------------------------------------------------
3.1      Articles of Incorporation as Amended and Restated (1)

3.2      Bylaws (1)

4.1      Specimen Common Stock Certificate (1)

4.2      See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

10.1     Lot/Land Purchase and Sale Agreement by and between Neighbors Bancshares, Inc. and
         Duluth Thompson Associates, dated February 22, 2002 (contract for main office property) (1)

10.2     Engagement Letter for consulting services by and between Neighbors Bancshares, Inc. and
         Sedona Bank Consultants, Inc., dated October 5, 2001 (1)

10.3     Form of Escrow Agreement by and between Neighbors Bancshares, Inc. and The Bankers
         Bank (1)

10.4     Promissory Note dated September 24, 2001 executed by Neighbors Bancshares, Inc. in favor of The Bankers Bank and form of Commercial Guaranty (1)

10.5     Form of Neighbors Bancshares, Inc. Organizers' Warrant Agreement (1)

10.6     Neighbors Bancshares, Inc. 2002 Stock Incentive Plan (1)

10.7     Revised form of Employment Agreement by and between Neighbors Bank (In
         Organization), Neighbors Bancshares, Inc. and Phil Baldwin (2) *

10.8     Revised form of Employment Agreement by and between Neighbors Bank (In
         Organization), Neighbors Bancshares, Inc. and Richard E. Eason, Sr. (2) *

10.9     Employment Agreement by and between Neighbors Bank, Neighbors Bancshares, Inc. and
         J. Ross Mynatt (3) *

10.10    Neighbors Bancshares, Inc. 2004 Stock Incentive Plan

13.1     Neighbors Bancshares, Inc. Financial Statements as of December 31, 2004

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

99.1     Proxy Statement for 2005 Annual Meeting to be held on April 12, 2005

_________________________
*    Indicates a compensatory plan or contract.

(1) Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on August 21, 2002.

(2) Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-67494), as filed with the SEC on October 24, 2002.

(3) Previously filed as an exhibit to the Annual Report on Form 10-KSB (Commission File No. 333-98481) as filed with the SEC on April 14, 2004.