Form 10QSB
period 2005-03-31
NEIGHBORS BANCSHARES INC
filed 2005-05-16
CIK 1180933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Neighbors Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia	6711	80-0043849
(State of Jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

2380 Old Milton Parkway
Alpharetta, Georgia	30004
(Address of principal executive	(Zip Code)
offices)

770-343-6255
(Telephone Number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒ NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,157,800 shares of common stock, $0.50 par value were issued and outstanding as of May 13, 2005.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements
NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Balance Sheet
(unaudited)

March 31, 2005

Assets

Cash and due from banks	$995,912
Federal funds sold	3,534,000

Cash and cash equivalents	4,529,912

Investment securities available-for-sale	2,336,085
Investment securities held-to-maturity, estimated fair value of $ 2,965,600	2,981,766
Loans, net	58,044,398
Premises and equipment, net	5,329,160
Other assets	381,796

Total assets	$73,603,117
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing demand	$4,494,902
Interest bearing demand and money market	14,684,668
Savings	131,256
Time	45,003,235

Total deposits	64,314,061

Other liabilities	197,439

Total liabilities	64,511,500

Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.50 par value, 10,000,000 shares authorized, 1,157,800 shares issued and outstanding	578,900
Additional paid-in capital	10,748,421
Accumulated deficit	(2,210,552)
Accumulated other comprehensive loss	(25,152)

Total shareholders’ equity	9,091,617

Total liabilities and shareholders’ equity	$73,603,117

See accompanying notes to unaudited financial statements.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Operations
(unaudited)

For the Three Months Ended March 31, 2005 and 2004

	2005	2004
Interest Income:
Interest and fees on loans	$965,017	161,127
Interest on investment securities	47,235	13,331
Interest on federal funds sold	20,323	4,720

Total interest income	1,032,575	179,178
Interest expense:
Deposits	413,606	23,987
Other	3,339	680
Total interest expense	416,945	24,667
Net interest income	615,630	154,511
Provision for loan losses	128,000	120,000
Net interest income after provision for loan losses	487,630	34,511
Other income:
Fees and service charges	4,040	2,756
Gain on sale of guaranteed portion of Small Business Administration loans	28,420	-
Other	12,509	-
Total other income	44,969	2,756
Other expense:
Salaries and benefits	307,743	232,132
Net occupancy and equipment expense	86,922	32,527
Other operating expense	130,802	101,889
Total other expenses	525,467	366,548
Net earnings (loss)	$7,132	(329,281)
Basic and diluted earnings (loss) per share	$.01	(0.28)

See accompanying notes to unaudited financial statements.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(unaudited)

For the Three Months Ended March 31, 2005 and 2004

	2005	2004
Net earnings (loss)	$7,132	(329,281)
Other comprehensive income (loss) net of tax: Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period	(29,122)	21,574
Income tax (benefit) expense related to unrealized gains (losses)	11,066	(8,198)

Other comprehensive income (loss)	(18,056)	13,376

Comprehensive loss	$(10,924)	(315,905)

See accompanying notes to unaudited financial statements.

Index

NEIGHBORS BANCSHARES, INC.

Consolidated Statements of Cash Flows
(unaudited)

For the Three Months Ended March 31, 2005 and 2004

	2005	2004
Cash flows from operating activities:
Net earnings (loss)	$7,132	(329,281)
Adjustments to reconcile net earnings (loss) to net cash provided (used) in operating activities:
Provision for loan losses	128,000	120,000
Depreciation, amortization and accretion	48,324	9,236
Change in other assets and liabilities	(66,341)	(41,159)
Net cash provided by (used in) operating activities	117,115	(241,204)
Cash flows from investing activities:
Proceeds from maturities and payments of investment securities available-for-sale	16,734	32,287
Purchases of securities available-for-sale	(1,978,125)	-
Net change in loans	(10,650,781)	(10,366,546)
Purchases of premises and equipment	-	(821,622)
Net cash used in investing activities	(12,612,172)	(11,155,881)
Cash flows from financing activities:
Net change in deposits	17,464,347	12,006,205
Change in Federal funds purchased	(812,000)	-
Net cash provided by financing activities	16,652,347	12,006,205
Net change in cash and cash equivalents	4,157,290	609,120
Cash and cash equivalents at beginning of the period	372,622	4,535,041
Cash and cash equivalents at end of the period	$4,529,912	5,144,161
Supplemental disclosure of cash paid for interest	$416,945	65,575
Supplemental disclosure of non cash investing and financing activity consisting of change in unrealized gain (loss) on investment securities available for sale	$(18,056)	13,376

See accompanying notes to unaudited financial statements.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDARY

Notes to Consolidated Financial Statements

(1)	Basis of Presentation

The consolidated financial statements include the amounts of Neighbors Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Neighbors Bank (the “Bank”). All significant inter-company accounts have been eliminated in consolidation. The Bank opened for business on September 19, 2003.

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

(2)	Earnings (Loss) Per Share

Earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding for both periods ended March 31, 2005 and 2004 was 1,157,800 shares.  The effects of potential common shares outstanding during the period would be included in diluted earnings (loss) per share; however, the effects of potential shares would be antidilutive during all periods presented.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Item 2.    Management’s Discussion and Analysis

The Company’s principal activities were related to its organization, the conducting of its initial public offering (the “Offering”), and the pursuit of approvals from the Georgia Department of Banking and Finance (the “GDBF”) and Federal Deposit Insurance Corporation (the “FDIC”) of its application to charter a bank from May 31, 2001 to September 18, 2003. Upon receiving final approval from the GDBF and the FDIC, the Bank commenced operations on September 19, 2003.

Critical Accounting Policies

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. In determining which accounting policies are “critical” in nature, the Company has identified the policies that require significant judgment or involve complex estimates. The application of these policies has a significant impact on the Company’s financial statements. Financial results could differ significantly if different judgments or estimates are applied. There have been no changes to these policies since December 31, 2004. For further explanation of these policies, please refer to Management’s Discussion and Analysis portion of the 10-KSB for the year ended December 31, 2004.

Financial Condition

At March 31, 2005, the Company had total assets of $73,603,117, an increase of $16,634,658 (29.20%) compared to December 31, 2004. These assets consisted principally of $4,529,912 in cash and cash equivalents; $2,336,085 in securities available-for-sale; $2,981,766 in securities held-to-maturity; $58,044,398 in net loans; and $5,329,160 in premises and equipment.

The Company had total deposits of $64,314,061 at March 31, 2005, an increase of $17,464,347 (37.28%) from the December 31, 2004 total of $46,849,714. The accumulated deficit at March 31, 2005 was $2,210,552 and total shareholders’ equity was $9,091,617.

Results of Operations

The Company had net earnings of $7,132 for the three months ended March 31, 2005, compared to a net loss of $329,281 for the same period in 2004. Basic and diluted earnings per share was $.01 for the three months ended March 31, 2005 compared to a loss of $.28 per share for the same period in 2004. The increase in earnings is primarily attributable to the increase in net interest income after provision for loan losses from $34,511 in 2004 to $487,630 in 2005 made possible through the continued building of the Bank’s loan and deposit portfolios.

Net Interest Income
For the three months ended March 31, 2005, interest income totaled $1,032,575 compared to $179,178 for the same period of 2004. This increase is attributable to growth of the loan portfolio from $14,686,040 to $58,044,398 for the three months ended March 31, 2004 and 2005, respectively. The yield on interest earning assets was 6.97% and 5.04% for the three months ended March 31, 2005 and 2004, respectively. Interest expense totaled $416,945 and $24,667 for the three months ended March 31, 2005 and 2004, respectively. This increase is attributable to growth of deposits from $15,070,317 to $64,314,061 for the three months ended March 31, 2004 and 2005, respectively. The cost of interest-bearing liabilities was 3.00% for the three months ended March 31, 2005 and 1.84% for the same period of 2004.

Net interest income was $615,630 and $154,511 for the three months ended March 31, 2005 and 2004, respectively. The net interest margin, which takes into account the benefit of noninterest-bearing liabilities, was 4.13% for both the three months ended March 31, 2005 and 2004.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. The provision for loan losses was $128,000 for the three months ended March 31, 2005 and $120,000 for the three months ended March 31, 2004. Our judgment in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions that may affect borrowers’ ability to pay, overall portfolio quality, and review of specific problem loans. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of general loan loss risk as compared to banks of similar size and maturity. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy on an overall portfolio basis using a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results is compared monthly to the recorded allowance for loan losses and material differences are adjusted by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and to provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

At March 31, 2005, the allowance for loan losses was $638,000, an increase of $473,000 from March 31, 2004. This increase is attributable to growth of the loan portfolio from $14,686,040 to $58,044,398 from March 31, 2004 to March 31, 2005. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on judgments different than ours.

Our evaluation is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. As of March 31, 2005, we have not had any loans over 30 days or more past due or any charge-offs.

Other Income

For the three months ended March 31, 2005 and 2004, other operating income totaled $44,969 and $2,756, respectively. The increase is attributable to gains realized from sales of the guaranteed portion of loans made under the Small Business Administration Act in the amount of $28,420 and an increase of $13,793 of fees and service charges on deposit accounts, and other miscellaneous fees.

Other Expenses

Operating expenses totaled $525,467 for the three months ended March 31, 2005 and $366,548 for the same period of 2004. During the three months ended March 31, 2005, salaries and benefits were $307,743 compared to $232,132 for the same period of 2004, a result of additional personnel from the previous period. Occupancy expense for the three months ended March 31, 2005 was $86,922 compared to $32,527 for the same period of 2004 due to the occupancy of new facilities.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

The following table presents the other operating expenses incurred in the normal operation of the company for the three months ended March 31, 2005 and 2004.

Other Operating Expenses	2005	2004
Data Processing	$36,208	37,461
Advertising and marketing	10,176	7,847
Audits, exam, credit and compliance reviews	43,393	7,177
Travel & Entertainment	9,689	3,777
Office supplies and printing	8,070	11,821
Telephone and communications	4,531	7,066
Insurance, armored car, and other expenses	18,735	26,740

Total other operating expenses	$130,802	101,889

Capital

The following tables present the Company’s and the Bank’s regulatory capital position at March 31, 2005:

Risk-Based Capital Ratios	Consolidated	Bank Only

Tier 1 Capital, Actual	13.62%	13.09%
Tier 1 Capital minimum requirement	4.00%	4.00%

Excess	9.62%	9.09%

Total Capital, Actual	14.57%	14.05%
Total Capital minimum requirement	8.00%	8.00%

Excess	6.57%	6.05%

Leverage Ratio

Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	13.96%	13.42%
Minimum leverage requirement	4.00%	4.00%

Excess	9.96%	9.42%

Forward-Looking Statement

This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company’s financing plans; (ii) trends affecting the Company’s financial condition or results of operations; (iii) the Company’s growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company’s other filings with the Securities and Exchange Commission.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Item 3.    Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures.” Disclosure controls and procedures, as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are reasonably effective.

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

Item 3.    Defaults Upon Senior Securities

                        Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

                        None.

Item 5.   Other Information

                        None.

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act of 1934

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEIGHBORS BANCSHARES, INC.

Dated: May 13, 2005	By:	/S/ PHIL BALDWIN
Phil Baldwin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 13, 2005	By:	/S/ RICHARD E. EASON, SR.
Richard E. Eason, Sr.
Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)