Form 10QSB
period 2005-06-30
NEIGHBORS BANCSHARES INC
filed 2005-08-12
CIK 1180933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______

Neighbors Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia	6711	80-0043849
(State of Jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S.Employer Identification No.)

2380 Old Milton Parkway
Alpharetta, Georgia	30004
(Address of principal executive offices)	(Zip Code)

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

YES     ☒     NO     ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,157,800 shares of common stock, $0.50 par value were issued and outstanding as of August 10, 2005.

Transitional Small Business Disclosure Format (check one):     YES     ☐     NO     ☒

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Balance Sheet
(unaudited)

June 30, 2005

Assets

Cash and due from banks	$697,538
Federal funds sold	7,641,000
Cash and cash equivalents	8,338,538
Investment securities available-for-sale	3,371,493
Investment securities held-to-maturity, estimated fair value of $ 2,002,337	1,992,379
Loans, net	75,124,223
Premises and equipment, net	5,282,235
Other assets	441,350
Total assets	$94,550,218
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing demand	$6,241,979
Interest bearing demand and money market	26,935,640
Savings	135,213
Time	51,708,656
Total deposits	85,021,488
Other liabilities	324,057
Total liabilities	85,345,545
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.50 par value, 10,000,000 shares authorized, 1,157,800 shares issued and outstanding	578,900
Additional paid-in capital	10,748,421
Accumulated deficit	(2,132,456)
Accumulated other comprehensive income	9,808
Total shareholders’ equity	9,204,673
Total liabilities and shareholders’ equity	$94,550,218

See accompanying notes to unaudited consolidated financial statements.

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Operations
(unaudited)

For the Three and Six Months Ended June 30, 2005 and 2004

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Interest income:
Interest and fees on loans	$1,303,008	260,494	2,268,025	421,621
Interest on investment securities	75,337	21,377	122,572	34,708
Interest on federal funds sold	35,741	6,943	56,064	11,663
Total interest income	1,414,086	288,814	2,446,661	467,992
Interest expense:
Deposits	595,256	71,774	1,008,862	95,761
Other	815	154	4,154	834
Total interest expense	596,071	71,928	1,013,016	96,595
Net interest income	818,015	216,886	1,433,645	371,397
Provision for loan losses	182,000	46,000	310,000	166,000
Net interest income after provision for loan losses	636,015	170,886	1,123,645	205,397
Other income:
Service charges on deposit accounts	4,424	2,111	8,464	4,867
Gain on sale of guaranteed portion of Small Business Administration loans	34,207	-	62,627	-
Other	7,377	5,203	19,886	5,203
Total other income	46,008	7,314	90,977	10,070
Other expense:
Salaries and benefits	347,887	228,685	655,630	460,817
Net occupancy and equipment expense	96,596	31,652	183,518	64,179
Other operating expense	159,444	110,744	290,246	212,633
Total other expenses	603,927	371,081	1,129,394	737,629
Net earnings (loss)	$78,096	(192,881)	85,228	(522,162)
Basic and diluted earnings (loss) per share	$.07	(.17)	.07	(.45)

See accompanying notes to unaudited consolidated financial statements.

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(unaudited)

For the Three and Six Months Ended June 30, 2005 and 2004

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Net earnings (loss)	$78,096	(192,881)	85,228	(522,162)
Other comprehensive income (loss) net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period	56,386	(18,459)	27,264	(25,578)
Income tax (benefit) expense related to unrealized gains (losses)	(21,426)	5,083	(10,360)	9,742

Other comprehensive income (loss)	34,960	(13,376)	16,904	(15,836)

Comprehensive earnings (loss)	$113,056	(206,257)	102,132	(537,998)

See accompanying notes to unaudited consolidated financial statements.

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows
(unaudited)

For the Six Months Ended June 30, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net earnings (loss)	$85,228	(522,162)
Adjustments to reconcile net earnings (loss) to net cash provided by (used) in operating activities:
Provision for loan losses	310,000	166,000
Depreciation, amortization, and accretion	84,149	18,454
Change in other assets and liabilities	(20,703)	(51,197)
Net cash provided by (used in) operating activities	458,674	(388,905)
Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities available-for-sale	37,324	64,086
Purchase of securities held-to-maturity	-	(1,979,900)
Purchase of securities available-for-sale	(2,977,250)	-
Proceeds from called securities held-to-maturity	1,000,000	-
Net change in loans	(27,912,606)	(15,317,625)
Purchases of premises and equipment	-	(2,212,311)
Net cash used in investing activities	(29,852,532)	(19,445,750)
Cash flows from financing activities:
Net change in deposits	38,171,774	17,012,274
Net change in federal funds purchased	(812,000)	-

Net cash provided by financing activities	37,359,774	17,012,274
Net change in cash and cash equivalents	7,965,916	(2,822,381)
Cash and cash equivalents at beginning of period	372,622	4,535,041
Cash and cash equivalents at end of period	$8,338,538	1,712,660

See accompanying notes to unaudited consolidated financial statements.

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

The consolidated interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

(2)	Earnings (Loss) Per Share
Earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during the period would be included in diluted earnings (loss) per share; however, the effects of potential shares would be antidilutive during all periods presented.

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

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

General

The Company’s principal activities were related to its organization, the conducting of its initial public offering (the “Offering”), and the pursuit of approvals from the Georgia Department of Banking and Finance (the “DBF”) and Federal Deposit Insurance Corporation (the “FDIC”) of its application to charter a bank from May 31, to September 18, 2003. Upon receiving final approval from the DBF and the FDIC, the Bank commenced operations on September 19, 2003.

Financial Condition

At June 30, 2005, the Company had total assets of $94,550,218 an increase of $37,581,759 (65.97%) compared to December 31, 2004. These assets consisted principally of $8,338,538 in cash and cash equivalents, $3,371,493 in securities available-for-sale, $1,992,379 in securities held-to-maturity, $75,124,223 in net loans and $5,282,235 in premises and equipment.

The Company had total deposits of $85,021,488 at June 30, 2005, an increase of $38,171,774 (81.48%) from the December 31, 2004 total of $46,849,714. The accumulated deficit at June 30, 2005 was $2,132,456 and total shareholders’ equity was $9,204,673.

Results of Operations

The Company had net earnings of $78,096 and $85,228 for the three and six months ended June 30, 2005, compared to a net loss of $192,881 and $522,162, respectively, for the same periods in 2004. The increase in earnings is primarily attributable to the increase in net interest income after provision for loan losses from $205,397 for the six month period ended June 30, 2004 to $1,123,645 for the six month period ended June 30, 2005 made possible through the continued growth of the Bank’s loan and deposit portfolios.

NEIGHBORS BANCSHARES, INC.
AND SUBSIDARY

Net Interest Income

Interest income totaled $2,446,661 and $467,992 for the six months ended June 30, 2005 and 2004, respectively, and is due primarily to volume growth in interest bearing assets. The yield on interest earning assets was 7.21% and 5.42% for the six months ended June 30, 2005 and 2004, respectively. Interest expense totaled $1,013,016 and $96,595 for the six months ended June 30, 2005 and 2004, respectively. The cost of interest bearing liabilities was 3.15% for the six months ended June 30, 2005 and 2.47% for the same period of 2004.

Net interest income was $1,433,645 and $371,397 for the six months ended June 30, 2005 and 2004, respectively. The net interest margin, which takes into account the benefit of non-interest bearing liabilities, was 4.23% for the six months ended June 30, 2005 and 4.05% for the same period of 2004.

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. The provision for loan losses was $310,000 for the six months ended June 30, 2005 and $166,000 for the six months ended June 30, 2004. We evaluate the adequacy of the allowance based on the collectibility of outstanding loans. These evaluations take into consideration such factors as changes in the nature and volume of our loan portfolio, current economic conditions that may affect our borrowers’ ability to pay, overall portfolio quality, and review of specific problem loans. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of our general loan loss risk as compared to the general loan loss risk of banks of similar size and maturity. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy of the allowance on an overall portfolio basis using a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results is compared monthly to the recorded allowance for loan losses and we adjust material differences by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and to provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

At June 30, 2005, the allowance for loan losses was $820,000, an increase of $310,000 from December 31, 2004. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and bank peer group data. While we use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on judgments different than ours.

Our evaluation of the adequacy of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. As of June 30, 2005, we have one (1) automobile loan in the amount of $12,425 with past due payments over 30 days and have no charge-offs.

NEIGHBORS BANCSHARES, INC.
AND SUBSIDARY

Other Income

For the six months ended June 30, 2005 and 2004, other operating income totaled $90,977 and $10,070, respectively. The increase is attributable to a gain on the sales of the guaranteed portion of loans made under the Small Business Administration Act at a premium above par in the amount of $62,627 and an increase in overdraft fees of $14,683 primarily due to the increase in the volume of deposit accounts. For the three months ended June 30, 2005 compared to the same period in 2004 other income increased $38,694 from $7,314 in 2004 to $46,008 in 2005, most of which is attributable to the gain on sales of loans made under the Small Business Administration Act.

Other Expenses

Operating expenses totaled $1,129,394 for the six months ended June 30, 2005, compared to $737,629 for the same period of 2004, an increase of $391,765 or 53.11%. Salaries and benefits increased $194,813 or 42.28% in 2005 compared to 2004 due to an increase in full-time equivalent employees from nine in 2004 to fifteen in 2005. Occupancy expense increased $119,339 or 185.95% due to occupancy of the new banking facility. For the three-month period ended June 30, 2005 total other expenses increased $232,846 or 62.75% over the amount for 2004. These increases are attributable to the growth of the Bank explained in the six-month comparisons.

The following table presents the other miscellaneous expenses incurred in the normal operation of the company for the six months ended June 30, 2005 and 2004.

Miscellaneous expenses:	2005	2004
Advertising and marketing	$21,102	10,585
Audits, exam, credit and compliance reviews	96,440	31,992
Travel and entertainment	18,842	9,305
Office supplies and printing	16,801	24,806
Telephone and communications	9,304	10,049
Insurance, armored car, and other expenses	54,794	51,309
Data processing	72,963	74,587
Total miscellaneous expenses	$290,246	212,633

There was an increase of $64,448 in miscellaneous expenses for audits, exams and compliance reviews which reflected an increase in accruals for those services due to the increased expenses anticipated due to Sarbanes-Oxley Act compliance and also due to general increases in fees related to the continued growth of the Company.

Liquidity and Capital Resources

Liquidity management involves the ability to match the cash flow requirements of our customers. This matching is accomplished by monitoring and managing the balances and maturities of our loans and deposits so that our cash in vault, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds.

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on September 19, 2003. However, we believe the liquidity of the Bank as of June 30, 2005 is adequate to support the cash flow requirements of its customers.

The Company’s primary sources of liquidity are customer deposits, other borrowings, loan repayments and securities available for sale. If additional funding sources are needed, the Company has access to federal fund lines at correspondent banks of $3,900,000.

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of June 30, 2005. However, as we continue to grow and the loan portfolio increases, these ratios have and will continue to adjust downward. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the Company and the Bank as of June 30, 2005 are as follows:

Risk-Based Capital Ratios	Consolidated	_Bank_Only_
Tier 1 Capital, Actual	10.74%	10.37%
Tier 1 Capital minimum requirement	4.00%	4.00%
Excess	6.74%	6.37%
Total Capital, Actual	11.70%	11.33%
Total Capital minimum requirement	8.00%	8.00%
Excess	3.70%	3.33%
Leverage Ratio
Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	11.05%	10.67%
Minimum leverage requirement	4.00%	4.00%
Excess	7.05%	6.67%

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

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are reasonably effective.

There have been no changes in our internal controls over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
There are no material pending legal proceedings to which the Company is a party.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.	Defaults Upon Senior Securities
Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on April 12, 2005. Total shares outstanding amounted to 1,157,800. A total of 654,897 shares (56.56%) were represented at the Annual Meeting by shareholders in attendance or by proxy.

The following directors were elected to serve as Class I Directors for Neighbors Bancshares, Inc. for a term expiring at the 2008 Annual Meeting of Shareholders.

The results of the election were as follows:

	For	Against	Abstain
Class I (Term Expiring 2008)
Richard E. Eason	654,897	0	0
Charles H. Hoff	654,897	0	0
Benjamin H. Schnell	654,897	0	0

Item 5.	Other Information
None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEIGHBORS BANCSHARES, INC.

Dated: August 12, 2005	By: /S/ PHIL BALDWIN
Phil Baldwin
President, Chief Executive Officer and Director

(Principal Executive Officer)

Dated: August 12, 2005	By: /S/RICHARD E. EASON
Richard E. Eason
Chief Financial Officer, Treasurer and Director

(Principal Financial and Accounting Officer)