Form 10QSB
period 2005-09-30
NEIGHBORS BANCSHARES INC
filed 2005-11-14
CIK 1180933

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to

Commission File No.  333-98481

Neighbors Bancshares, Inc.
(Exact name of registrant as specified in its charter)

Georgia	80-0043849
(State of Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2380 Old Milton Parkway Alpharetta, Georgia	30004
(Address of principal executive offices)	(Zip Code)

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-02 of the Exchange Act).

YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 1,157,800 shares of common stock, $0.50 par value were issued and outstanding as of November 11, 2005.

Transitional Small Business Disclosure Format (check one):  YES ☐ NO ☒

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Index

PART 1. FINANCIAL INFORMATION
Item 1.	Financial Statements
NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Balance Sheet
(unaudited)

September 30, 2005

Assets

Cash and due from banks	$1,470,554
Federal funds sold	4,427,000

Cash and cash equivalents	5,897,554

Investment securities available-for-sale	3,319,344
Investment securities held-to-maturity, estimated fair value of $ 1,988,266	1,992,660
Loans, net	88,493,467
Premises and equipment, net	5,237,749
Other assets	548,758

Total assets	$105,489,532

Liabilities and Shareholders’ Equity

Deposits:
Non interest-bearing demand	$5,479,690
Interest bearing demand and money market	26,264,501
Savings	142,013
Time	63,779,429

Total deposits	95,665,633

Other liabilities	335,062

Total liabilities	96,000,695
Shareholders’ equity:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock, $.50 par value, 10,000,000 shares authorized, 1,157,800 shares issued and outstanding	578,900
Additional paid-in capital	10,748,421
Accumulated deficit	(1,826,430)
Accumulated other comprehensive income	(12,054)

Total shareholders’ equity	9,488,837

Total liabilities and shareholders’ equity	$105,489,532

See accompanying notes to unaudited consolidated financial statements.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Operations
(unaudited)

For the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Interest income:
Interest and fees on loans	$1,791,188	429,798	4,059,213	851,419
Interest on investment securities	67,916	38,608	190,488	73,316
Interest on federal funds sold	37,524	3,393	93,588	15,056

Total interest income	1,896,628	471,799	4,343,289	939,791

Interest expense:
Deposits	767,027	138,228	1,775,889	233,989
Other	-	2,562	4,154	3,396

Total interest expense	767,027	140,790	1,780,043	237,385

Net interest income	1,129,601	331,009	2,563,246	702,406

Provision for loan losses	180,000	186,500	490,000	352,500

Net interest income after provision for loan losses	949,601	144,509	2,073,246	349,906

Other income:
Service charges on deposit accounts	5,203	2,426	13,667	7,293
Gain on sale of guaranteed portion of Small Business Administration loans	10,708	51,250	73,335	51,250
Other	19,960	5,164	39,846	10,367

Total other income	35,871	58,840	126,848	68,910

Other expense:
Salaries and benefits	404,990	291,893	1,060,620	752,711
Net occupancy and equipment expense	100,076	48,138	283,594	112,317
Other operating expense	174,380	121,333	464,626	333,966

Total other expenses	679,446	461,364	1,808,840	1,198,994

Net earnings (loss)	$306,026	(258,015)	391,254	(780,178)

Basic earnings (loss) per share	$.26	(.22)	.34	(.67)

Diluted earnings (loss) per share	$.25	(.22)	.33	(.67)

See accompanying notes to unaudited consolidated financial statements.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Comprehensive Income
(unaudited)

For the Three and Nine Months Ended September 30, 2005 and 2004

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net earnings (loss)	$306,026	(258,015)	391,254	(780,178)
Other comprehensive income (loss) net of tax:
Unrealized gains (losses) on investment securities available-for-sale:
Unrealized gains (losses) arising during the period	(35,261)	28,036	7,996	2,457
Income tax (benefit) expense related to unrealized gains (losses)	13,399	(10,654)	(3,038)	(910)

Other comprehensive income (loss)	(21,862)	17,382	4,958	1,547

Comprehensive earnings (loss)	$284,164	(240,633)	396,212	(778,631)

See accompanying notes to unaudited consolidated financial statements.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Consolidated Statements of Cash Flows
(unaudited)

For the Nine Months Ended September 30, 2005 and 2004

	2005	2004

Cash flows from operating activities:
Net earnings (loss)	$391,254	(780,178)
Adjustments to reconcile net earnings (loss) to net cash provided by (used) in operating activities:
Provision for loan losses	490,000	352,500
Depreciation, amortization, and accretion	129,976	29,838
Change in other assets and liabilities	(103,708)	(109,792)

Net cash provided by (used in) operating activities	907,522	(507,632)

Cash flows from investing activities:
Proceeds from maturities and paydowns of investment securities available-for-sale	54,687	122,562
Purchase of securities held-to-maturity	-	(1,979,899)
Purchase of securities available-for-sale	(2,977,250)	-
Proceeds from called securities held-to-maturity	1,000,000	-
Net change in loans	(41,461,850)	(31,281,903)
Purchases of premises and equipment	(2,096)	(3,076,717)

Net cash used in investing activities	(43,386,509)	(36,215,957)

Cash flows from financing activities:
Net change in deposits	48,815,919	32,096,803
Net change in federal funds purchased	(812,000)	531,000

Net cash provided by financing activities	48,003,919	32,627,803

Net change in cash and cash equivalents	5,524,932	(4,095,786)

Cash and cash equivalents at beginning of period	372,622	4,535,041

Cash and cash equivalents at end of period	$5,897,554	439,255

See accompanying notes to unaudited consolidated financial statements.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDARY

Notes to Consolidated Financial Statements

(1)	Basis of Presentation
The consolidated financial statements include the amounts of Neighbors Bancshares, Inc. (the “Company”) and its wholly-owned subsidiary, Neighbors Bank (“the Bank”). All significant inter-company accounts have been eliminated in consolidation. The Bank opened for business on September 19, 2003.

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

The consolidated interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the financial statements and footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.

(2)	Earnings (Loss) Per Share
Earnings (loss) per common share are based on the weighted average number of common shares outstanding during the period. The effects of potential common shares outstanding during 2005 are included in diluted earnings per share. The presentation of earnings per share is required on the face of the statement of earnings with and without the dilutive effects of potential common stock issuances from instruments such as options, and warrants. The effects of potential shares are antidilutive for 2004 and the loss per share is based on 1,157,800 shares outstanding for each period.

For the Three Months Ended September 30, 2005	Net Earnings	Weighted Average Common Shares	Per Share Amount
Basic earnings per share	$306,026	1,157,800	$.26
Effect of dilutive securities - stock options and warrants	-	61,878	(.01)
Diluted earnings per share	$306,026	1,219,678	$.25

For the Nine Months Ended September 30, 2005	Net Earnings	Weighted Average Common Shares	Per Share Amount
Basic earnings per share	$391,254	1,157,800	$.34
Effect of dilutive securities - stock options and warrants	-	21,831	(.01)
Diluted earnings per share	$391,254	1,179,631	$.33

Index

Notes to Consolidated Financial Statements (continued)

(3)	Director, Officer and Employee Stock Benefit Plans

The Board of Directors and the shareholders of the Company approved an employee stock incentive plan during 2003. The plan is for the benefit of key officers and employees in order that they may purchase Company stock at a price equal to the fair market value on the date of grant. A total of 231,560 shares have been reserved for possible issuance under the plan. The options will vest over a three-year period and expire after ten years. As of September 30, 2005, a total of 38,592 shares have been granted from this plan at an exercise price of $10.00 per share of which none are vested.

In connection with the Company’s formation and initial offering, 270,796 warrants for shares were issued to the organizers. The warrants were issued to organizers at the initial offering price of $10 per share and vest evenly over a three-year period beginning September 19, 2004. The warrants will be exercisable for a period of ten years following issuance, but generally no later than three months after the holder ceases to serve as a director. The Company had 180,530 warrants which were exercisable at September 30, 2005.

The Company accounts for these plans under the recognition and measurement principles of APB Opinion No.25. “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in the net earnings, as all options and warrants granted under the plans had an exercise price equal to the market value of the underling common stock on the date of grants. The following table illustrates the effect on net earnings and earnings per share if we had applied the fair value provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

	For the Three Months Ended September 30, 2005	For the Three Months Ended September 30, 2004	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004
Net earnings (loss) as reported	$306,026	(258,015)	391,254	(258,015)
Deduct: Total stock-based employee compensation expense determined under fair-value based method for the vesting of the warrants	302,731	302,731	302,731	302,731
Pro forma net earnings (loss)	$3,295	(560,746)	88,523	(1,082,909)
Basic earnings (loss) per share
As reported	$.26	(.22)	.34	(.67)
Pro forma	$.003	(.48)	.08	(.94)
Diluted earnings (loss) per share
As reported	$.25	(.22)	.33	(.67)
Pro forma	$.003	(.48)	.08	(.94)

The fair value of each option and warrant is estimated on the date of grant using the Black-Scholes pricing model. The following assumptions were used to value the 2005 options granted: dividend yield of 0%, risk free interest rate of 4.20%, volatility of .1726, and an expected life of 10 years. The weighted average grant date fair value of options granted in 2005 was $3.94. There was no pro forma expense associated with the options because none of the options have vested. The pro forma expense above includes the impact from the previously granted warrants vesting in 2005 and 2004, respectively. There were no options or warrants granted in 2004.

Index

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

Financial Condition

At September 30, 2005, the Company had total assets of $105,489,532 an increase of $48,521,073 (85.17%) compared to December 31, 2004. These assets consisted principally of $5,897,554 in cash and cash equivalents, $3,319,344 in securities available-for-sale, $1,992,660 in securities held-to-maturity, $88,493,467 in net loans and $5,237,749 in premises and equipment.

The Company had total deposits of $95,665,633 at September 30, 2005, an increase of $48,815,919 (104.20%) from the December 31, 2004 total of $46,849,714. The accumulated deficit at September 30, 2005 was $1,826,430 and total shareholders’ equity was $9,488,837.

Results of Operations

The Company had net earnings of $306,026 and $391,254 for the three and nine months ended September 30, 2005, compared to a net loss of $258,015 and $780,178, respectively, for the same periods in 2004. The increase in earnings is primarily attributable to the increase in net interest income after provision for loan losses from $349,906 for the nine month period ended September 30, 2004 to $2,073,246 for the nine month period ended September 30, 2005 made possible through the continued growth of the Bank’s loan and deposit portfolios.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDARY

Net Interest Income

Interest income totaled $4,343,289 and $939,791 for the nine months ended September 30, 2005 and 2004, respectively. The increase in interest income is due primarily to volume growth in interest bearing assets. The yield on interest earning assets was 7.57% and 5.41% for the nine months ended September 30, 2005 and 2004, respectively. Interest expense totaled $1,780,043 and $237,385 for the nine months ended September 30, 2005 and 2004, respectively. The cost of interest bearing liabilities was 3.27% for the nine months ended September 30, 2005 and 2.23% for the same period of 2004.

Net interest income was $2,563,246 and $702,406 for the nine months ended September 30, 2005 and 2004, respectively. The net interest margin, which takes into account the benefit of non-interest bearing liabilities, was 4.47% for the nine months ended September 30, 2005 and 3.85% for the same period of 2004.

Provision and Allowance for Loan Losses

We have developed policies and procedures for evaluating the overall quality of our credit portfolio and the timely identification of potential credit problems.

We have established an allowance for loan losses through a provision for loan losses charged to expense on our statement of operations. The allowance represents an amount which we believe will be adequate to absorb probable losses on existing loans that may become uncollectible. The provision for loan losses was $490,000 for the nine months ended September 30, 2005 and $352,500 for the nine months ended September 30, 2004. We evaluate the adequacy of the allowance based on the collectibility of outstanding loans. These evaluations take into consideration such factors as changes in the nature and volume of our loan portfolio, current economic conditions that may affect our borrowers’ ability to pay, overall portfolio quality, and review of specific problem loans. Due to our limited operating history, the provision for loan losses has been made primarily as a result of our assessment of our general loan loss risk as compared to the general loan loss risk of banks of similar size and maturity. We do not allocate the allowance for loan losses to specific categories of loans but evaluate the adequacy of the allowance on an overall portfolio basis using a loan grading system that rates loans in different categories. Certain grades representing criticized or classified loans are assigned allocations of loss based on our estimate of potential loss that is generally based on historical losses and/or collateral deficiencies. Other loans are graded by type and allocated loss ranges based on our perceived inherent loss for the loan type. The combination of these results is compared monthly to the recorded allowance for loan losses and we adjust material differences by increasing or decreasing the provision for loan losses. We use an independent third party loan reviewer to challenge and corroborate the loan grading system and to provide additional analysis in determining the adequacy of the allowance for loan losses and the future provisions for estimated loans.

At September 30, 2005, the allowance for loan losses was $1,000,000, an increase of $490,000 from December 31, 2004. We believe that the allowance for loan losses is adequate, based on internal reviews and external reviews of the quality of the loan portfolio and Bank peer group data. While we use available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the bank’s allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on judgments different than ours.

Our evaluation of the adequacy of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant change. Our losses will undoubtedly vary from our estimates, and there is a possibility that charge-offs in future periods will exceed the allowance for loan losses as estimated at any point in time. As of September 30, 2005, we have no loans with past due payments over 30 days and have no charge-offs.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDARY

Other Income

For the nine months ended September 30, 2005 and 2004, other operating income totaled $126,848 and $68,910, respectively. The increase is attributable to an increase in the gain on sales of the guaranteed portion of loans made under the Small Business Administration Act at a premium above par in the amount of $22,085, an increase in overdraft fees and other fees of $29,479, and an increase in service charges on deposit accounts of $6,374. These increases are primarily due to the increase in the volume of deposit accounts. For the three months ended September 30, 2005 compared to the same period in 2004 other income decreased $22,969 from $58,840 in 2004 to $35,871 in 2005, most of which is attributable to the decrease in gain on sales of loans made under the Small Business Administration Act.

Other Expenses

Operating expenses totaled $1,808,840 for the nine months ended September 30, 2005, compared to $1,198,994 for the same period of 2004, an increase of $609,846 or 50.86%. Salaries and benefits increased $307,909 or 40.91% in 2005 compared to 2004 due to an increase in full-time equivalent employees from nine in 2004 to fifteen in 2005. Occupancy expense increased $171,277 or 152.49% due to occupancy of the new banking facility. For the three-month period ended September 30, 2005 total other expenses increased $218,082 or 47.27% over the amount for 2004. Other expenses increased due to usual expenses incurred in the growth of the bank’s business particularly in areas of postage, training, correspondent bank fees and business and occupational taxes. These increases are attributable to the growth of the bank explained in the nine-month comparisons.

The following table presents the other miscellaneous expenses incurred in the normal operation of the company for the nine months ended September 30, 2005 and 2004.

Miscellaneous expenses:	2005	2004

Advertising and marketing	$34,722	25,100
Audits, exam, credit and compliance reviews	145,043	62,424
Travel and entertainment	29,229	14,124
Office supplies and printing	23,703	37,296
Telephone and communications	14,261	13,706
Insurance, armored car, and other expenses	105,467	65,622
Data processing	112,201	121,694

Total miscellaneous expenses	$464,626	339,966

There was an increase of $82,619 in miscellaneous expenses for audits, exams and compliance reviews which reflected an increase in accruals for those services due to the increased expenses anticipated due to Sarbanes-Oxley Act compliance and also due to general increases in fees related to the continued growth of the Company.

Liquidity and Capital Resources

Liquidity management involves the ability to match the cash flow requirements of our customers. This matching is accomplished by monitoring and managing the balances and maturities of our loans and deposits so that our cash in vault, cash held in correspondent bank accounts, and federal funds sold are sufficient to meet anticipated demand for immediate funds.

Both we and the regulatory authorities monitor the liquidity of our subsidiary bank on a periodic basis. We have limited historical data for seasonal or other related demands on our liquidity due to our commencing operations on September 19, 2003. However, we believe the liquidity of the Bank as of September 30, 2005 is adequate to support the cash flow requirements of its customers.

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Liquidity and Capital Resources (continued)

The Company’s primary sources of liquidity are customer deposits, other borrowings, loan repayments and securities available for sale. If additional funding sources are needed, the Company has access to federal fund lines at correspondent banks of $4,900,000.

Requirements by banking regulators include the monitoring of risk-based capital guidelines for banks that are designed to make capital requirements more sensitive to differences in risk profiles and account for off balance sheet items. We substantially exceeded the regulatory minimums on capital requirements and ratios as of September 30, 2005. However, as we continue to grow and the loan portfolio increases, these ratios have and will continue to adjust downward. We monitor these amounts and ratios on a frequent basis. The minimum capital requirements and the actual capital ratios for the Company and the Bank as of September 30, 2005 are as follows:

Risk-Based Capital Ratios	Consolidated	Bank Only

Tier 1 Capital, Actual	9.11%	9.20%
Tier 1 Capital minimum requirement	4.00%	4.00%

Excess	5.11%	5.20%

Total Capital, Actual	10.11%	10.20%
Total Capital minimum requirement	8.00%	8.00%

Excess	2.11%	2.20%

Leverage Ratio

Tier 1 Tangible Capital to adjusted total assets (“Leverage Ratio”)	9.21%	9.31%
Minimum leverage requirement	4.00%	4.00%

Excess	5.21%	5.31%

Item 3.	Controls and Procedures

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

Index

NEIGHBORS BANCSHARES, INC.
AND SUBSIDIARY

Controls and Procedures (continued)

Based upon their controls evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are reasonably effective.

There have been no changes in our internal controls over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceedings to which the Company is a party.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to Security Holders for vote.

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

NEIGHBORS BANCSHARES, INC.

Dated: November 14, 2005	By:	/S/ PHIL BALDWIN
Phil Baldwin
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 14, 2005	By:	/S /RICHARD E. EASON
Richard E. Eason
Chief Financial Officer, Treasurer and Director
(Principal Financial and Accounting Officer)