Form 10KSB
period 2005-12-31
NEIGHBORS BANCSHARES INC
filed 2006-04-07
CIK 1180933

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number _______________

NEIGHBORS BANCSHARES, INC.
(Name of small business issuer in its charter)

Georgia	80-0043849
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2380 Old Milton Parkway, Alpharetta, GA	30004
(Address of Principal Executive Offices)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days.  Yes    ☒  No    ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐   No    ☒

State issuer’s revenue for its most recent fiscal year:           $6,750,621

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days:         $10,886,875 based on 870,950 shares at $12.50 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:        1,157,800 shares as of March 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Transitional Small Business Disclosure format (check one):  Yes ☐ No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Cautionary Notice Regarding Forward-Looking Statements

Various matters discussed in this Annual Report on Form 10-KSB may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Neighbors Bancshares, Inc. (the “Company”) or Neighbors Bank (“Neighbors Bank” or the “Bank”) to be materially different from the results described in such forward-looking statements.

Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

s	The inability of the Bank to achieve and maintain regulatory capital standards;

s	Changes in the legislative and regulatory environment;

s	The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

s	The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

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

Neighbors Bank

General

Neighbors Bank focuses on community involvement and personal service while providing customers with the financial sophistication and products typically offered by a larger bank. Neighbors Bank emphasizes personalized banking services to small- to medium-size businesses, independent single-family residential consumers, and contractors. Lending services include consumer loans and commercial loans to small- to medium-sized businesses and professional concerns. Neighbors Bank offers a broad array of deposit services including demand deposits, regular savings accounts, money market deposits, certificates of deposit and individual retirement accounts. We also provide additional services like ATM cards, debit cards, travelers’ checks, direct deposit and automatic transfers. We offer our services through a variety of delivery systems including automated teller machines, Internet services for selected businesses, courier services and private banking. The Bank offers on-line banking including bill payment, cash management and ACH services to our account holders.

Philosophy and Strategy

Neighbors Bank operates as a full-service community bank, offering sophisticated financial products while emphasizing prompt, personalized customer service. We believe that this philosophy, encompassing the service aspects of community banking, distinguishes Neighbors Bank from our competitors.

To carry out our philosophy, our business strategy involves the following:

s	Capitalizing on the directors’ and officers’ diverse community involvement, professional expertise, and personal and business contacts within our primary service area;

s	Hiring and retaining highly experienced and qualified banking personnel, preferably with established client relationships;

s	Providing individualized attention with consistent, local decision-making authority;

s	Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

s	Offering competitive interest rates on our deposit accounts; and

s	Utilizing an aggressive marketing program.

Market Opportunities

Primary Service Area. Neighbors Bank’s primary service area is the city of Alpharetta in North Fulton County, Georgia. The Bank competes for deposits and loan customers with other financial institutions whose resources are equal to or greater than those available to the Bank and the Company. According to information provided by the Federal Deposit Insurance Corporation (the “FDIC”), as of June 30, 2005, Alpharetta was serviced by 20 financial institutions with a total of 51 offices in Alpharetta. As of June 30, 2005, total deposits within Alpharetta for these institutions was $5.8 billion.

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

At December 31, 2005, Neighbors Bank’s loan portfolio was comprised of the following:

Loan Category		Ratio

Real estate related loans		85.00%
Commercial real estate	45.87%
Construction and development	22.91%
Residential real estate	16.22%

Commercial loans		12.87%

Consumer loans		2.13%

Based on our executive officers’ past lending experience, we believe that, when properly managed and monitored, none of these categories represent a significantly higher risk than another.

Loan Approval and Review. Neighbors Bank’s loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, an officer with a higher lending limit or the Directors’ Loan Committee determines whether to approve the loan request. Neighbors Bank does not make any loans to any of its directors or executive officers unless its Board of Directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

Lending Limits. Neighbors Bank’s lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank. In general, however, Neighbors Bank is able to lend any one borrower a maximum amount equal to either:

s	15% of Neighbors Bank’s capital and surplus; or

s	25% of its capital and surplus if the amount that exceeds 15% secured by good collateral and other ample security.

These legal limits increase or decrease as Neighbors Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons.

Credit Risks. The principal economic risk associated with each category of loans that Neighbors Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

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

s
Commercial Real Estate. Commercial real estate loan terms are generally limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates are either fixed or adjustable, although rates typically are not fixed for a term exceeding 36 months. Neighbors Bank generally charges an origination fee of one percent. We attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80% and net projected cash flow available for debt service equals 120% of the debt service requirement. In addition, Neighbors Bank generally requires personal guarantees from the principal owners of the property supported by a review by Neighbors Bank’s management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. Neighbors Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

s
Construction and Development Loans. We make construction and development loans, both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of six to twelve months and interest is paid quarterly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically does not exceed 75%. Speculative loans are based on the borrower’s financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

s
Residential Real Estate. Neighbors Bank’s residential real estate loans consist of residential second mortgage loans and residential construction loans. The amortization of second mortgages does not generally exceed 15 years and the rates are not generally fixed for over 60 months. All loans are made in accordance with Neighbors Bank’s appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 85%, unless the borrower has private mortgage insurance. We believe that these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial Loans. Loans for commercial purposes in various lines of businesses are part of Neighbors Bank’s loan portfolio. The terms of these loans vary by purpose and by type of underlying collateral, if any. Neighbors Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans are generally secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral is generally 80% or less. Loans to support working capital typically have terms not exceeding one year and are usually secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is typically repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is typically due at maturity. The quality of the commercial borrower’s management and its ability to properly evaluate changes in the supply-and-demand characteristics affecting its markets and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.

Consumer Loans. Neighbors Bank makes a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Repayment of consumer loans depends upon the borrower’s financial stability and is more likely to be adversely affected by divorce, job loss, illness and personal hardships than repayment of other loans. Because many consumer loans are secured by depreciable assets such as boats, cars and trailers, the loan should be amortized over the useful life of the asset. To minimize the risk that the borrower cannot afford the monthly payments, all fixed monthly obligations should not exceed 40% of the borrower’s gross monthly income. The borrower should also be continuously employed for at least 12 months prior to obtaining the loan. The loan officer reviews the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determines the impact of all these factors on the ability of the borrower to make future payments as agreed.

Investments

In addition to loans, Neighbors Bank makes other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The Loan & Asset/Liability Committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to Neighbors Bank’s policy as set by the Board of Directors.

Asset and Liability Management

The Asset/Liability Committee manages Neighbors Bank’s assets and liabilities and strives to provide a stable, optimized net interest margin, adequate liquidity and a profitable after-tax return on assets and return on equity. The committee conducts these management functions within the framework of written loan and investment policies that Neighbors Bank has adopted. The committee attempts to maintain a balanced position between rate-sensitive assets and rate-sensitive liabilities. Specifically, the committee charts assets and liabilities on a matrix by maturity, effective duration and interest adjustment period in an attempt to manage any gaps in maturity ranges.

Deposit Services

Neighbors Bank seeks to establish a broad base of core deposits, including savings accounts, checking accounts, money market accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, Neighbors Bank employs an aggressive marketing plan in its overall service area and features a broad product line and competitive rates and services. The primary sources of deposits are residents of, and businesses and their employees located in, Neighbors Bank’s primary service area. Neighbors Bank obtains these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media.

Other Banking

Other banking services include limited cash management services, travelers’ checks, direct deposit of payroll and Social Security checks, courier service, ATM cards and debit cards. Neighbors Bank is associated with nationwide networks of automated teller machines that our customers can access throughout Georgia and other regions. We also offer MasterCard® and VISA® credit card services through a correspondent bank as an agent for Neighbors Bank. In the future, we may offer a full-service trust department, but cannot do so without the prior approval of the Department of Banking and Finance.

Employees

Neighbors Bank has sixteen (16) full-time equivalent employees. Neighbors Bancshares does not have any employees who are not also employees of Neighbors Bank.

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

Neighbors Bancshares

Because it owns all of the capital stock of Neighbors Bank, Neighbors Bancshares is a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “GDBF”) also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the BHC Act, if we are adequately capitalized and adequately managed, we may purchase a bank located outside of Georgia. However, the laws of the other state may impose restrictions on the acquisition of a bank that has only been in existence for a limited amount of time or that would result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a bank until the target bank has been incorporated for more than three years.

Change in Bank Control. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the BHC Act to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

•	banking or managing or controlling banks; and

•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities;
•	leasing personal or real property;
•	operating a non-bank depository institution, such as a savings association;
•	trust company functions;
•	financial and investment advisory activities;
•	conducting discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	providing specified management consulting and counseling activities;
•	performing selected data processing services and support services;
•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	performing selected insurance underwriting activities.

The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. A financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;
•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
•	providing financial, investment, or advisory services;
•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
•	underwriting, dealing in or making a market in securities;
•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;
•	merchant banking through securities or insurance affiliates; and
•	insurance company portfolio investments.

To qualify to become a financial holding company, Neighbors Bank and any other depository institution subsidiary of Neighbors Bancshares is required to be well capitalized and well managed and have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we would be required to file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institution. Under Federal Reserve policy, we are expected to act as a source of financial strength for Neighbors Bank and to commit resources to support Neighbors Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to Neighbors Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of Neighbors Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Neighbors Bank

Neighbors Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Since Neighbors Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine Neighbors Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, Neighbors Bank’s deposits are insured by the FDIC to the maximum extent provided by law. Neighbors Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under current Georgia law, Neighbors Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, Neighbors Bank may acquire branches of existing banks located in Georgia. Neighbors Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate merger.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state is limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on Neighbors Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by Neighbors Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

Neighbors Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•
the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identify theft protections, and certain credit and other disclosures;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of Neighbors Bank are subject to:

•
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

Neighbors Bancshares and Neighbors Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of Neighbors Bancshares, and the FDIC, in the case of Neighbors Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Because Neighbors Bancshares’s consolidated total assets are less than $150 million, under the Federal Reserve’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. Neighbors Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, our ratio of total capital to risk-weighted assets was 10.19% and our ratio of Tier 1 Capital to risk-weighted assets was 9.20%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 9.18%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

Neighbors Bancshares is a legal entity separate and distinct from Neighbors Bank. The principal sources of Neighbors Bancshares’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that Neighbors Bank pays to Neighbors Bancshares as its sole shareholder. Statutory and regulatory limitations apply to Neighbors Bank’s payment of dividends to Neighbors Bancshares as well as to Neighbors Bancshares’s payment of dividends to its shareholders.

A federal banking regulator may require, after notice and a hearing, that Neighbors Bank stop or refrain from engaging in any practice it considers unsafe or unsound. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “Neighbors Bank—Prompt Corrective Action.”

The GDBF also regulates Neighbors Bank’s dividend payments and must approve dividend payments that would exceed 50% of Neighbors Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2005, Neighbors Bank could not pay cash dividends without prior regulatory approval.

Restrictions on Transactions with Affiliates

Neighbors Bancshares and Neighbors Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;
•	a bank’s investment in affiliates;
•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and
•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. Neighbors Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

Neighbors Bancshares and Neighbors Bank are also subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Neighbors Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Anti-Terrorism and Money Laundering Legislation

Neighbors Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), as it amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. Neighbors Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;
•	indexing deposit insurance coverage levels for inflation beginning in 2012;
•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;
•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (“DIF”); and
•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging potential changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

ITEM 2.	DESCRIPTION OF PROPERTY

Neighbors Bank’s main office facility is located at 2380 Old Milton Parkway in Alpharetta, Georgia. The construction of our permanent facility was completed in the latter part of the third quarter of 2004. The permanent facility is a two-story, stone and stucco building with 15,650 square feet and includes three drive up windows and an automated teller machine.

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

On March 31, 2006, the Company had 468 shareholders of record who owned an aggregate of 1,157,800 shares.

The Company has paid no dividends on its common stock since its organization. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, stems from dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company, as well as to the Company’s payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see “Part I—Item 1. Description of Business—Supervision and Regulation—Payment of Dividends.”

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS

MANAGEMENT'S DISCUSSION AND ANALYSIS

NEIGHBORS BANCSHARES, INC.
SELECTED FINANCIAL DATA
(in thousands except per share data)

	2005	2004
FOR THE YEAR
Net interest income	$3,848	1,172
Provision for loan losses	590	465
Non-interest income	181	79
Non-interest expense	2,629	1,750
Income tax benefit	505	--
Net income (loss)	$1,315	(964)

PER COMMON SHARE
Basic loss per share	$1.14	(.83)
Diluted loss per share	1.10	(.83)
Cash dividends declared	--	--
Book value	$8.98	7.86

AT YEAR END
Loans, net	$97,996	47,522
Earning assets	109,125	50,906
Assets	114,801	56,968
Deposits	103,956	46,850
Shareholders' equity	$10,400	9,103
Common shares outstanding	1,158	1,158

AVERAGE BALANCES
Loans, net	$73,101	23,612
Earning assets	82,734	27,982
Assets	89,489	32,854
Deposits	79,847	22,859
Stockholders' equity	$9,007	9,516
Weighted average shares outstanding	1,158	1,158

KEY PERFORMANCE RATIOS
Return on average assets	1.47%	(2.93)%
Return on average stockholders' equity	14.60%	(10.13)%
Net interest margin	4.65%	4.19%
Dividend payout ratio	--	--
Average equity to average assets	10.06%	28.96%

GENERAL

Neighbors Bancshares, Inc. is a bank holding company headquartered in Alpharetta, Georgia, organized to own all of the common stock of its bank subsidiary, Neighbors Bank. The principal activity of the Bank is to provide banking services to domestic markets, principally in North Fulton County, Georgia. The Bank is primarily regulated by the GDBF and the FDIC and undergoes periodic examinations by these regulatory agencies. The Company is regulated by the Federal Reserve and is also subject to periodic examinations.

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

The following discussion focuses on significant changes in the financial condition and results of operations during the year ended December 31, 2005. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Interest-bearing deposits are the primary source of funds for making these loans and investments. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the "Average Balances" table shows the average balance during 2005 and 2004 for our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest-earning assets, which is why we channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a "Sensitivity Analysis Table" to help explain this. Finally, we have included a number of tables that provide detail about our investment securities, our loans, and our deposits.

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

MERGER AGREEMENT

On November 22, 2005, Security Bank Corporation (“SBKC”) and Neighbors Bancshares, Inc. (“Neighbors” or the “Company”) entered into a definitive Agreement and Plan of Reorganization (the “Merger Agreement”) pursuant to which SBKC will acquire Neighbors (the “Merger”). Following completion of the Merger, Neighbors Bank, a wholly owned subsidiary of Neighbors, will become a wholly owned subsidiary of SBKC. Under the terms of the Merger Agreement, SBKC will issue, and shareholders of Neighbors will be entitled to receive their pro rata portion of, $1,819,000 in cash and 1,233,404 shares of SBKC common stock. The aggregate value of the transaction as of the date of the Merger Agreement was $30.6 million.

The Merger has been approved by the boards of directors of both SBKC and Neighbors. This matter was approved at a meeting of the stockholders on March 7, 2006, and the merger is anticipated to close in April 2006. In addition to shareholder approval, the Merger is subject to customary regulatory approvals including approval by the Board of Governors of the Federal Reserve System. The Merger Agreement also includes customary representations, warranties and covenants of both parties.

Options and warrants to purchase shares of the Company’s common stock outstanding as of the effective time of the merger will be cancelled in the merger and converted, regardless of whether or not they are vested, into the right to receive a pro rata portion of the merger consideration based on the number of equivalent warrant or option shares, as the case may be, for such option or warrant.

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

CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our significant accounting policies are described in footnote 1 to the consolidated financial statements at December 31, 2005 included elsewhere in this annual report.

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

Generally, we record a valuation allowance for deferred tax assets when it is more likely than not there will be insufficient future taxable income to recognize the asset. As of December 31, 2004, $839,663 was recorded as a valuation allowance for deferred taxes. Due to the likelihood of sufficient future taxable income, we reversed the $839,663 valuation allowance in the fourth quarter of 2005 and have recorded an income tax benefit of $505,443. Changes in the estimate about future taxable income could significantly affect our determination of the necessity for all or a portion of a valuation allowance.

RESULTS OF OPERATIONS
Our net income for 2005 was $1,315,004, or $1.10 per diluted share, as compared to the 2004 net loss of $963,702, or $(0.83) per diluted share; an increase of $2,278,706. Our operational results depend to a large degree on net interest income, which is the difference between the interest income received from investments (such as loans, investment securities, and federal funds sold) and the interest expense, which is paid on deposits and other liabilities. Net interest income was $3,847,543 and $1,171,945 for 2005 and 2004, respectively.

The provision for loan losses was $590,000 in 2005 compared to $465,000 in 2004. The increase is a direct result of the increase of loans funded throughout the year. The provision for loan losses reflects management's estimate of potential losses inherent in the loan portfolio and the creation of an allowance for loan losses adequate to absorb such losses.

Noninterest income for the years ended December 31, 2005 and 2004 totaled $180,525 and $79,333, respectively. Noninterest income includes service charges on deposit accounts and miscellaneous service fees. Noninterest expense was $2,628,507 and $1,749,980 in 2005 and 2004, respectively. The largest component of noninterest expense is salaries and benefits, which totaled $1,489,097 and $1,093,511 for the years ended December 31, 2005 and 2004, respectively. The increase in other operating expense in 2005 is due to the Bank’s rapid growth during 2005. During the year there were also staff additions as well as marketing programs implemented to gain recognition in the community and increase market share.

NET INTEREST INCOME

Net interest income for the year ended December 31, 2005 totaled $3,847,543; an increase of $2,675,598 over the December 31, 2004 total of $1,171,945. Interest income from loans including fees was $6,156,422 and $1,549,958 for the years ended December 31, 2005 and 2004, respectively, representing yields of 8.42% and 6.56% for those same periods. Interest expense totaled $2,722,553 and $511,808 for the years ended December 31, 2005 and 2004, respectively. The net interest margin realized on earning assets was 4.65% and 4.19% for the years ended December 31, 2005 and 2004, respectively. The interest rate spread for that same period was 4.30% and 3.54%, respectively.

AVERAGE BALANCES AND INTEREST RATES

The following table shows the average balance outstanding for each category of interest-earning assets and interest-bearing liabilities for 2005 and 2004 and the average rate of interest earned or paid thereon. Average balances have been derived from the daily balances throughout the period indicated. The amounts below are not reported on a tax equivalent basis.

	2005			2004
	Average Balance	Yield/ Interest	Average Rate	Average Balance	Yield/ Interest	Average Rate

Assets:
Interest-earning assets:
Loans (1) (2)	$73,101	$6,156	8.42%	$23,612	$1,550	6.56%
Investment securities	4,902	258	5.26%	2,567	114	4.44%
Federal funds sold	4,731	156	3.30%	1,803	20	1.10%
Total interest-earning assets	82,734	6,570	7.94%	27,982	1,684	6.02%

Other non-interest earning assets	6,755			4,873

Total assets	$89,489			$32,855

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Deposits
Interest-bearing demand	$6,294	215	3.42%	791	14	1.79%
Savings and money market	15,277	519	3.40%	6,447	153	2.36%
Time deposits	53,133	1,984	3.73%	13,128	340	2.59%
Other	92	4	4.35%	275	5	2.04%
Total interest-bearing liabilities	74,796	2,722	3.64%	20,641	512	2.48%

Non-interest bearing deposits	5,143			2,493
Other non-interest bearing liabilities	543			205
Stockholders' equity	9,007			9,516

Total liabilities and stockholers' equity	$89,489			$32,855

Excess of interest-earning assets over interest-bearing liabilities	$7,938			$7,341

Ratio of interest-earning assets to interest-bearing liabilities	110.61%			135.56%

Net interest income		$3,848			$1,172

Net interest spread			4.30%			3.54%

Net interest margin			4.65%			4.19%

(1) Loan fees in the amounts of $620,391 and $156,095 are included in interest income on loans for 2005 and 2004, respectively.
(2) There were no non-accruing loans during 2005 and 2004.

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

	2005 vs. 2004			2004 vs. 2003
	Increase (decrease) due to			Increase (decrease) due to
	(Dollars in thousands)			(Dollars in thousands)

	Rate	Volume	Net	Rate	Volume	Net
Increase (decrease) in:
Income from interest-earning assets:
Interest and fees on loans	$403	$4,203	$4,606	$1,523	$(7)	$1,516
Interest on taxable securities	21	123	144	94	9	103
Interest on federal funds sold	39	97	136	--	--	--
Interest-earning deposits	--	--	--	(26)	--	(26)
Total interest income	463	4,423	4,886	1,591	2	1,593

Expense from interest-bearing liabilities
Interest on interest-bearing demand and savings	79	488	567	134	28	162
Interest on time deposits	148	1,496	1,644	311	28	339
Interest on other borrowings	(1)	--	(1)	(56)	--	(56)
Total interest expense	226	1,984	2,210	389	56	445

Net interest income	$237	$2,439	$2,676	$1,202	$(54)	$1,148

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

Net interest income is the primary component of net earnings for financial institutions. Net interest income is affected by the timing and magnitude of repricing of as well as the mix of interest-sensitive and noninterest-sensitive assets and liabilities. "Gap" is a static measurement of the difference between the contractual maturities or repricing dates of interest-sensitive assets and interest-sensitive liabilities within the following 12 months. Gap is an attempt to predict the behavior of the Bank's net interest income in general terms during periods of movement in interest rates. In general, if the Bank is asset sensitive, more of its interest-sensitive assets are expected to reprice within 12 months than its interest-sensitive liabilities over the same period. In a rising interest rate environment, assets repricing more quickly is expected to enhance net interest income. Alternatively, decreasing interest rates would be expected to have the opposite effect on net interest income since assets would theoretically be repricing at lower interest rates more quickly than interest-sensitive liabilities. Although it can be used as a general predictor, Gap as a predictor of movements in net interest income has limitations due to the static nature of its definition and due to its inherent assumption that all assets will reprice immediately and fully at the contractually designated time. At December 31, 2005, the Bank, as measured by Gap, is in an asset-sensitive position. Management has several tools available to it to evaluate and predict interest rate risk, including deposit pricing policies and changes in the mix of various types of assets and liabilities.

The following table summarizes the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005 that are expected to mature, prepay, or reprice in each of the future time periods shown. Except as stated below, the amount of assets or liabilities that mature or reprice during a particular period was determined in accordance with the contractual terms of the asset or liability. Adjustable-rate loans are included in the period in which interest rates are next scheduled to adjust rather than in the period in which they are due, and fixed-rate loans and mortgage-backed securities are included in the periods in which they are anticipated to be repaid based on scheduled maturities. The Bank's savings accounts and interest-bearing demand accounts (NOW and money market deposit accounts), which are generally subject to immediate withdrawal, are included in the "Three Months or Less" category, although historical experience has proven these deposits to be more stable over the course of a year.

AT DECEMBER 31, 2005
MATURING OR REPRICING IN
(DOLLARS IN THOUSANDS)

	3 Months or Less	4 Months to 12 Months	1 to 5 Years	Over 5 Years	Total
Interest-earning assets:
Fed funds sold	$4,355	$--	$--	$--	$4,355
Investment securities	--	--	--	5,276	5,276
Loans	86,820	299	12,362	13	99,494
Total interest-earning assets	$91,175	$299	$12,362	$5,289	$109,125

Interest-bearing liabilities:
Deposits:
Savings and demand	$29,756	$--	$--	$--	$29,756
Time deposits	19,974	31,483	16,795	--	68,252
Total interest-bearing liabilities	$49,730	$31,483	$16,795	$--	$98,008

Interest rate sensitivity gap	$41,445	$(31,184)	$(4,433)	$5,289	$11,117

Cumulative interest rate sensitivity gap	$41,445	$10,261	$5,828	$11,117

Cumulative gap to total assets	36.09%	8.94%	5.06%	9.68%

At December 31, 2005, the difference between the Bank's liabilities and assets repricing or maturing within one year was $10,261,000. Due to an excess of assets repricing or maturing within one year, a rise in interest rates would cause the Bank's net interest income to increase, and a drop in interest rates would cause the Bank's net interest income to decrease.

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

The provision for loan losses is the charge to operating expense that management believes is necessary to maintain the allowance for loan losses at an adequate level. The provision charged to expense was $590,000 and $465,000 for the years ended December 31, 2005 and 2004, respectively. The increase in the provision has been a result of management's efforts to increase the allowance to match the growth in the loan portfolio. The allowance for loan losses was 1.11% of gross loans at December 31, 2005 and 1.06% of gross loans at December 31, 2004. There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. We anticipate maintaining an allowance for loan losses based on, among other things, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Our judgment about the adequacy of the allowance is based upon a number of assumptions about future events which we believe to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of our net earnings and, possibly, our capital. We did not experience any charge-offs in 2005 or 2004. We had no accounts past due over 30 days, no non-accrual loans, and no other real estate or repossessions as of December 31, 2005 or 2004. We do not allocate the allowance for loan losses to various loan categories. The entire allowance is available to absorb losses from any and all loans. Due to the short time that the Bank has been open, management cannot estimate the amount of net charge-offs that will occur in 2006.

The following table summarizes information concerning the allowance for loan losses:

	2005	2004
	(in thousands)	(in thousands)
Balance at beginning of year	$510	45
Charge-Offs	--	--
Recoveries	--	--
Additions charged to operations	590	465
Balance at end of year	$1,100	510

NONINTEREST INCOME AND EXPENSE

Noninterest income for the year ended December 31, 2005 totaled $180,525, compared to $79,333 in 2004; an increase of $101,192. The largest component of other income was premiums received on the sale of the guaranteed portion of SBA loans totaling $93,522 and $51,250 during 2005 and 2004, respectively. Service charges on deposit accounts totaled $22,928 and $9,950 during 2005 and 2004, respectively. Other noninterest income primarily consisted of service fees of $64,075 and $16,975 at December 31, 2005 and 2004, respectively. These increases are attributed to the Bank's rapid growth during 2005, which is not unusual for a De Novo bank in Georgia.

Total noninterest expense for 2005 was $2,628,507; an increase of $878,527 when compared to the December 31, 2004 balance of $1,749,980. Salaries and benefits, the largest component of noninterest expense, totaled $1,489,097 and $1,093,511 for 2005 and 2004, respectively. Net occupancy and equipment expense was $432,371 and $188,372 for 2005 and 2004, respectively, and other operating expenses totaled $707,039 and $468,097 for the same periods. Other operating expenses largely include data processing expenses, office supplies and printing, communications, marketing, and audit examination expenses.

FINANCIAL CONDITION

Total assets at December 31, 2005 increased $57,833,230 to $114,801,689 compared to $56,968,459 at December 31, 2004. The primary source of growth in assets was net loans, which totaled $97,995,862 and $47,521,617 as of December 31, 2005 and 2004, respectively. Net loans comprised 85.36% and 83.42% of total assets at December 31, 2005 and 2004, respectively. Investment securities available-for-sale totaled $3,283,436 and $403,732 at December 31, 2005 and 2004, respectively. Investment securities held-to-maturity totaled $1,992,944 and $2,981,135 at December 31, 2005 and 2004, respectively.

Net loans as a percentage of deposits were 94.27% and 101.43% at December 31, 2005 and 2004, respectively.

INTEREST-EARNING ASSETS

INVESTMENT SECURITIES. Investment securities available-for-sale totaled $3,283,436 and $403,732 at December 31, 2005 and 2004, respectively. The amortized cost of these available-for-sale investment securities was $3,322,470 and $415,177 at December 31, 2005 and 2004, respectively. The Bank received proceeds of $1,000,000 during 2005 in relation to the call of securities held to maturity. There were no gross gains or losses from the sale of investment securities available for sale in 2005. Proceeds of $900,657 were received from the sale of securities available-for-sale during 2004. Gross gains of $1,158 and no gross losses were recognized from the sale of securities available for sale in 2004. No gains or losses were recognized from sales of securities held to maturity during 2005 and 2004.

Investment securities held-to-maturity totaled $1,992,944 and $2,981,135 at December 31, 2005 and 2004, respectively. At December 31, 2005, all of the Bank's held-to-maturity securities consisted of U.S. Government Agency Securities, which are all callable during 2006.

The following table presents the maturities of investment securities at carrying value and the weighted average yields based on amortized cost for each range of maturities presented.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Weighted Average Yield
SECURITIES AVAILABLE FOR SALE
Maturities at December 31, 2005
After 5 through 10 years	$3,322,470	--	39,034	3,283,436	5.05%

Maturities at December 31, 2004
After 5 through 10 years	$415,177	--	11,445	403,732	4.75%

SECURITIES HELD TO MATURITY
Maturities at December 31, 2005
After 5 through 10 years	$1,992,944	--	(18,337)	1,974,607	5.07%

Maturities at December 31, 2004
After 5 through 10 years	$2,981,135	31,621	--	3,012,756	5.15%

LOANS. At December 31, 2005, gross loans totaled $99,494,394 as compared to $48,321,744 at December 31, 2004. The largest classification of loans was in real estate mortgage loans, which totaled $61,772,820 compared to $37,375,988 at December 31, 2004. Balances within the major loans receivable categories as of December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004
	Amount	% of Total	Amount	% of Total
Commercial, financial and agricultural	$12,807	12.87%	$7,303	15.11%
Real estate - mortgage	61,773	62.09%	37,376	77.35%
Real estate - construction	22,791	22.91%	2,372	4.91%
Consumer and other	2,123	2.13%	1,271	2.63%
	$99,494	100.00%	$48,322	100.00%

As of December 31, 2005, the loan portfolio contained concentrations which are monitored on an ongoing basis. The largest concentration was real estate mortgages, which totaled $61,772,820 or 62.09% of the portfolio. These loans consisted of loans to finance ongoing businesses such as hotels, shopping centers, convenience stores and commercial and residential investment companies.

As of December 31, 2005 maturities of loans in the indicated classifications were as follows:

Loan Maturity	Due in One Year	Due After One Through Five Years	Due After Five Years	Total
Commercial, financial and agricultural	$7,092	$4,405	$1,310	$12,807
Real estate - mortgage	20,321	38,929	2,523	61,773
Real estate - construction	18,554	4,237	--	22,791
Consumer and other	1,095	505	523	2,123
Total	$47,062	$48,076	$4,356	$99,494

Loan Interest Rate Sensitivity:
Loans with:
Predetermined interest rates	$386	$12,362	$13	$12,761
Floating or adjustable interest rates	46,676	35,714	4,343	86,733
Total	$47,062	$48,076	$4,356	$99,494

There were no non-accruing loans during 2005 and 2004. Our loan policy dictates that loans with interest payments over 90 days in arrears will be placed in a non-accrual status.

DEPOSITS. At December 31, 2005 and 2004, deposits totaled $103,956,240 and $46,849,714, respectively. Noninterest-bearing demand deposits were $5,947,899, or 5.72% of total deposits, and interest-bearing deposits were $98,008,341, or 94.28% of total deposits, for the year ended December 31, 2005. Noninterest-bearing demand deposits were $3,261,564, or 6.96% of total deposits, and interest-bearing deposits were $43,588,150, or 93.04% of total deposits, for the year ended December 31, 2004. At December 31, 2005, the Bank had time deposits of $100,000 or greater totaling $24,680,101. The Bank had time deposits of $100,000 or greater totaling $11,497,904 at December 31, 2004.

Balances within the major deposit categories as of December 31, 2005 and 2004 are as follows (in thousands):

	2005		2004
	Amount	% of Total	Amount	% of Total
Non-interest bearing demand deposits	$5,948	5.72%	$3,262	6.96%
Interest bearing demand deposits	29,603	28.48%	11,648	24.86%
Savings deposits	153	0.15%	106	0.23%
Time deposits	68,252	65.65%	31,834	67.95%
	$103,956	100.00%	$46,850	100.00%

The average balance of deposits and the average rates paid on such deposits are summarized for 2005 and 2004 in the following table (in thousands).

	2005		2004
	Amount	Rate	Amount	Rate
Non-interest bearing demand deposits	$5,143		$2,493
Interest bearing demand deposits	6,294	3.42%	791	1.79%
Savings and money market	15,277	3.40%	6,447	2.36%
Time deposits	53,133	3.73%	13,128	2.59%
	$79,847		$22,859

Maturities of time certificates of deposit outstanding at December 31, 2005 are summarized as follows:

	Less than $100,000	$100,00 or More	Total Time Deposits
Within 3 months	$12,965	$6,955	$19,920
After 3 through 6 months	19,337	12,199	31,536
After 6 through 12 months	3,464	1,491	4,955
After 12 months	7,806	4,035	11,841
Total	$43,572	$24,680	$68,252

CAPITAL RESOURCES

Stockholders' equity totaled $10,400,441 and $9,102,541 at December 31, 2005 and 2004, respectively. We raised capital in the amount of $11,578,000 during our initial public offering, which was completed in September 2003. We have recorded net earnings of $1,315,004 and a net loss of $963,702 for the years ended December 31, 2005 and 2004, respectively, and other comprehensive loss net of tax totaled $17,104 for the year ended December 31, 2005 as compared to other comprehensive income of $5,203 for the year ended December, 31 2004.

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

Banks and bank holding companies are required to maintain a minimum ratio of Tier 1 capital to adjusted quarterly average total assets of 4.0%.

The following table summarizes the Bank's risk-based capital ratios at December 31, 2005 and 2004:

	Actual		For Capital Adequacy Purposes:		To Be Well Capitalized Under Prompt Corrective Action Provisions:
	Amount	Ratio	Amount >	Ratio >	Amount >	Ratio >
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)	11,282	10.19%	8,858	8.00%	11,072	10.00%
Tier I Capital (to Risk Weighted Assets)	10,182	9.20%	4,429	4.00%	6,643	6.00%
Tier I Capital (to Average Assets)	10,182	9.18%	4,435	4.00%	5,543	5.00%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	9,211	16.74%	4,401	8.00%	5,501	10.00%
Tier I Capital (to Risk Weighted Assets)	8,701	15.82%	2,200	4.00%	3,301	6.00%
Tier I Capital (to Average Assets)	8,701	17.40%	2,000	4.00%	2,500	5.00%

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

The Bank maintains relationships with correspondent banks that can provide funds to it on short notice, if needed. Presently, the Bank has arrangements with commercial banks for short-term unsecured advances up to $4,900,000. The Bank had no outstanding balances on these lines at December 31, 2005, and $812,000 outstanding at December 31, 2004.

Cash and cash equivalents increased $4,916,133 from $372,622 at December 31, 2004 to $5,288,755 at December 31, 2005. Cash provided by operating activities totaled $1,601,711 in 2005 compared to cash used by operating activities of $414,666 in 2004, while inflows from financing activities totaled $56,294,526 compared to $45,084,642 at December 31, 2004. This increase is primarily attributable to net increases in deposits.

During 2005, investing activities used $52,980,104 of cash and cash equivalents as compared to $48,832,395 at December 31, 2004. Investing activities included net loans of $51,064,245 made to customers; $2,977,250 purchases of available for sale investment securities; and purchases of premises and equipment of $10,090, partially offset by maturities and paydowns of investment securities available for sale of $71,481, and proceeds from the call of investments held to maturity of $1,000,000.

INCOME TAXES

In 2005, we recorded an income tax benefit of $505,443. During the fourth quarter of 2005, we assessed the need for a valuation allowance against deferred tax assets. After careful consideration and based primarily on a period of positive earnings, we concluded that an allowance was no longer necessary as required by SFAS No. 109, Accounting for Income Taxes. Beginning in 2006, we will record income tax provisions based upon our pre-tax income. At December 31, 2005, we have available a net operating loss carryforward of approximately $158,000 for federal and state income tax purposes. If unused, the carryforward will expire beginning 2023.

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

The following table summarizes our off-balance-sheet financial instruments whose contract amounts represent credit risk as of December 31, 2005 and 2004 (in thousands):

	2005	2004
Commitments to extend credit	$27,017	$9,191
Standby letters of credit	527	350

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

RECENT ACCOUNTING PRONOUNCEMENTS

STOCK BASED COMPENSATION. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123(R), Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the issuance of stock options in exchange for employee services. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). A nonpublic entity, likewise, will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances. Specifically, if it is not possible to reasonably estimate the fair value of equity share options and similar instruments because it is not practicable to estimate the expected volatility of the entity's share price, a nonpublic entity is required to measure its awards of equity share options and similar instruments based on a value calculated using the historical volatility of an appropriate industry sector index instead of the expected volatility of its share price. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available. This Statement is effective for public entities as of the beginning of the first interim reporting period that begins after December 15, 2005. This statement applies to all awards granted  after the required effective date, to awards modified, repurchased, or cancelled after that date, and to all previously granted awards that are not fully vested.

The Company will be required to apply FASB Statement No. 123(R) as of the beginning of its first interim period which begins after December 15, 2005 (quarter ended March 31, 2006).

The impact of this Statement on the Company for awards granted after January 1, 2006 will depend upon various factors, among them being the Company’s future compensation strategy. The pro forma compensation costs presented in the table above and in prior filings for the Company have been calculated using a Binomial option pricing model and may not be indicative of amount which should be expected in future years. No decisions have been made as to which option-pricing model is most appropriate for the Company for future awards.

ITEM 7.	FINANCIAL STATEMENTS

The Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2005.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 15d-15(e) of the Exchange Act, are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Set forth below is information regarding the directors and executive officers of the Company. Each director of the Company also serves as a director of the Bank. Directors of the Bank serve for a term of one year and are elected by the Company each year at the Bank’s annual meeting of shareholders. The Bank’s officers are appointed by and hold office at the will of its Board of Directors.

The following table sets forth for each director and executive officer of the Company: (1) the person’s name; (2) his or her age at December 31, 2005; (3) the year he or she was first elected as a director of the Company; and (4) his or her positions with the Company, other than as a director, and his or her other business experience for the past five years.

Name (Age)	Director Since	Position with the Company And Business Experience

Phil Baldwin (52)	2001	President and Chief Executive Officer of Company and Bank; Owner of Keller Williams Realty; previously President of Prudential Bank.

Thomas E. Boland (71)	2003
Chair of the Audit Committee of the Company and Bank; Non-employee Consultant to the President of Mercer University of Macon and Atlanta; Retired Chairman of Wachovia Corporation of Georgia and Wachovia Bank of Georgia, N.A.; Retired Director, Citizens Bancshares Corporation and Citizens Trust Bank, Atlanta.

Richard E. Eason, Sr. (58)	2002
Treasurer and Assistant Secretary of the Company; Senior Vice President, Chief Financial Officer and Secretary of the Company and the Bank; previously Chief Financial Officer of John Dixon & Associates (real estate auction company); Executive Vice President and Chief Financial Officer of Integrity Bank; Executive Vice President of Bank of North Georgia.

Charles E. Hoff (60)	2001	Retired National Bureau Chief at Cable News Network (CNN).

Ramzan Karimi (50)	2003	Real Estate Investor; President and CEO of M2Z2 Com, Inc., GA C-Store, Inc., M2Z2 LLC, TN C-Store, LLC, and Tunica Properties, LLC.

Barbara H. Lebow (57)	2001	Attorney at Law; Founder/Owner of The Sedona Group, LLC; Former General Counsel of Mercy Healthcare Services and Saint Joseph’s Health Systems.

Benjamin H. Schnell (43)	2001
Secretary of the Company; Analyst, Piedmont Health-Care; previously Bank Consultant with the Weilage Group; Senior Associate with PriceWaterhouseCoopers; Network Developer with Georgia Department of Medical Assistance.

Victor C. Smith (61)	2003	Chair of the Director’s Loan Committee of the Bank; Former Director of First Colony Bank (Main Street Bank); Certified Public Accountant; Partner with Waddell Smith Magoon & Freeman, LLP.

James R. Williams (63)	2001
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

Audit and Compliance Committee

The Board of Directors has established an Audit and Compliance Committee, which recommends to the Board of Directors the independent public accountants to be selected to audit the Company’s annual financial statements, evaluates internal accounting controls, reviews the adequacy of the internal audit budget, personnel and plan, and determines that all audits and exams required by law are performed fully, properly, and in a timely fashion. The Audit and Compliance Committee is also responsible for overseeing compliance with the Community Reinvestment Act. The Board of Directors has not adopted a written charter for the Audit Committee. During the fiscal year ended December 31, 2005, the Audit and Compliance Committee held five meetings.

The Audit and Compliance Committee members are Thomas E. Boland, Charles E. Hoff, Barbara Lebow, Ben Schnell and Victor C. Smith. The Board of Directors has determined that the Company does not have an “audit committee expert” serving on the Audit and Compliance Committee, as “audit committee financial expert” is defined under applicable Securities and Exchange Commission regulations. The Board believes that all members of the committee have the financial knowledge, business experience and independent judgment necessary for service on the committee, and that the combined experience of the members is sufficient to adequately perform the functions required of the Audit and Compliance Committee.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive, financial and accounting officers. A copy of the code of ethics may be obtained, without charge, upon written request addressed to Neighbors Bank, 2380 Old Milton Parkway, Alpharetta, Georgia 30004, Attention: Chief Financial Officer. The request may be delivered by letter to the address set forth above or by fax to the attention of the Company’s Chief Financial Officer at (770) 664-4546.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following table presents the total compensation of the Company paid during fiscal years 2005, 2004 and 2003 to its chief executive officer, chief financial officer and chief lending officer. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 2005, 2004 or 2003.

		Annual Compensation			Long-Term Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Number of Securities Underlying Options	All Other Compensation (1) ($)

Phil Baldwin, President and Chief Executive Officer	2005 2004 2003	$201,702 $186,400 $157,292	$0 $0 $0	$0 $0 $0	19,296 0 0	$0 $0 $0

Richard E. Eason, Sr., Chief Financial Officer	2005 2004 2003	$138,282 $125,000 $107,292	$0 $0 $0	$0 $0 $0	9,648 0 0	$0 $0 $0

J. Ross Mynatt Chief Lending Officer	2005 2004 2003	$137,490 $125,000 $66,779 (2)	$0 $0 $0	$0 $0 $0	9,648 0 0	$0 $0 $0

(1)
We have omitted information on “perks” and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission’s regulations.

(2)	Consists of salary paid to Mr. Mynatt for services as chief lending officer from June 2003 to December 2003 at an annualized rate of $125,000.

Employment Agreements

Phil Baldwin. We have entered into a three-year employment agreement with Phil Baldwin regarding Mr. Baldwin’s employment as President and Chief Executive Officer of the Company and the Bank. Under the terms of the agreement, Mr. Baldwin receives an initial base salary of $175,000 per year. The Bank also provides Mr. Baldwin with other customary benefits such as disability, health and life insurance, membership fees to a country club and an automobile allowance.

We will be obligated to pay Mr. Baldwin his base salary for six months following termination if Mr. Baldwin is terminated without cause.

The agreement also generally provides that, for a period of two years following the termination of Mr. Baldwin’s employment by us with cause, he will neither compete with the Company or the Bank in the banking business nor solicit our customers or our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply for six months following a termination of Mr. Baldwin’s employment without cause.

Richard E. Eason, Sr. We have entered into a three-year employment agreement with Richard Eason, Sr. regarding Mr. Eason’s employment as Senior Vice President and Chief Financial Officer of the Company and the Bank. Under the terms of the agreement, Mr. Eason receives an initial base salary of $125,000 per year. The Bank also provides Mr. Eason with other customary benefits such as health and life insurance.

We will be obligated to pay Mr. Eason his base salary for six months following termination if Mr. Eason is terminated without cause.

The agreement also generally provides that, for a period of two years following the termination of Mr. Eason’s employment by us with cause, he will neither compete with the Company or Bank in the banking business nor solicit our customers our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply for six months following a termination of Mr. Eason’s employment without cause.

J. Ross Mynatt. We have entered into a three-year employment agreement with J. Ross Mynatt regarding Mr. Mynatt’s employment as Senior Vice President and Chief Lending Officer of the Company and the Bank. Under the terms of the agreement, Mr. Mynatt receives an initial base salary of $125,000 per year. The Bank also provides Mr. Mynatt with other customary benefits such as health and life insurance.

We will be obligated to pay Mr. Mynatt his base salary for six months following termination if Mr. Mynatt is terminated without cause.

The agreement also generally provides that, for a period of two years following the termination of Mr. Mynatt’s employment by us with cause, he will neither compete with the Company or the Bank in the banking business nor solicit our customers or our employees within a limited geographic area. The non-competition and non-solicitation provisions of the agreement apply for six months following a termination of Mr. Mynatt’s employment without cause.

Director Compensation

Neither the Company nor the Bank will separately compensate its directors for their service as directors until the Bank earns a cumulative profit. Thereafter, the Bank will adopt compensatory policies for its directors that conform to applicable law.

Option Grants in Fiscal Year 2005

The following table sets forth information at December 31, 2005, and for the fiscal year then ended, concerning stock options granted to the executive officers listed below. The listed executive officers did not exercise any options to purchase common stock of the Company during 2005. We have not granted any stock appreciation rights, restricted stock or stock incentives other than stock options.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Weighted Average Exercise Price Per Share	Expiration Date

Phil Baldwin	19,296	50.0%	$10.00	January 12, 2015
Richard E. Eason, Sr.	9,648	25.0%	$10.00	January 12, 2015
J. Ross Mynatt	9,648	25.0%	$10.00	January 12, 2015

Options Exercised in Fiscal Year 2005

No options were exercised by our named executive officers in fiscal year 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table shows the number of shares underlying stock options held by the executive officers named in the summary compensation table. Also reported are the values for “in-the-money” options which represent the positive spread between the exercise price of any such existing stock options and the year-end price of the Bank’s common stock.

			Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Phil Baldwin	0	0	0	19,296	$0	$48,240
Richard E. Eason, Sr.	0	0	0	9,648	$0	$24,120
J. Ross Mynatt	0	0	0	9,648	$0	$24,120

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of Neighbors common stock that, as of March 31, 2006, are beneficially owned by (a) each existing director and named executive officer of Neighbors and (b) all executive officers and directors, as a group. The information shown below is based upon information furnished to Neighbors by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. Additionally, the address of each person is 2380 Old Milton Parkway, Alpharetta, Georgia 30004.

Information relating to beneficial ownership of Neighbors is based upon “beneficial ownership” concepts set forth in the rules promulgated under the Exchange Act. Under these rules a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of a security, or “investment power,” which includes the power to dispose of or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within 60 days of March 31, 2006. As a result, in calculating each person’s ownership percentage, his or her exercisable options and warrants, if any, are included in both the numerator and the denominator. However, unless such options or warrants are exercised prior to the record date, the persons listed below will not be able to vote such option or warrant shares at the special meeting.

Name	Number of Shares	Percent of Class	Nature of Beneficial Ownership

Phil Baldwin	64,765	5.45%	Includes 23,333 shares that Mr. Baldwin can acquire by exercising a warrant and 6,432 shares that Mr. Baldwin can acquire by exercising an option.

Thomas E. Boland, Sr.	35,000	3.00%	Includes 20,000 shares held by East Alpha Partners, L.P. and 10,000 shares that Mr. Boland can acquire by exercising a warrant.

Richard E. Eason, Sr.	56,966	4.81%
Includes 12,500 shares held by an IRA for the benefit of Mr. Eason; 1,250 shares held by an IRA for the benefit of Mr. Eason’s spouse; 21,500 shares that Mr. Eason can acquire by exercising a warrant; and 3,216 shares that Mr. Eason can acquire by exercising an option.

Charles E. Hoff	33,333	2.85%	Includes 7,500 shares held by an IRA for the benefit of Mr. Hoff’s spouse and 13,333 shares that Mr. Hoff can acquire by exercising a warrant.

Ramzan Karimi	70,000	5.94%	Includes 20,000 shares that Mr. Karimi can acquire by exercising a warrant.

Barbara H. Lebow	20,833	1.79%	Includes 12,500 shares held by an IRA for the benefit of Ms. Lebow and 8,333 shares that Ms. Lebow can acquire by exercising a warrant.

J. Ross Mynatt	4,816	0.41%	Includes 1,600 shares held by an IRA for the benefit of Mr. Mynatt’s spouse and 3,216 shares that Mr. Mynatt can acquire by exercising an option.

Benjamin H. Schnell	33,333	2.85%
Includes 1,665 shares held by an IRA for the benefit of Mr. Schnell; 9,500 shares held by an IRA for the benefit of Mr. Schnell’s spouse; and 13,333 shares that Mr. Schnell can acquire by exercising a warrant.

Victor C. Smith	56,000	4.77%	Includes 16,000 shares that Mr. Smith can acquire by exercising a warrant.

James R. Williams	84,167	7.06%
Includes 4,936 shares held by an IRA for the benefit of Mr. Williams; 2,703 shares held by an IRA for the benefit of Mr. Williams’ spouse; and 33,667 shares that Mr. Williams can acquire by exercising a warrant.

All Directors and Executive Officers as a Group (10 persons)	459,213	34.52%

The following table sets forth information regarding the Company’s equity compensation plans under which shares of the Company’s common stock are authorized for issuance. The only equity compensation plan approved by shareholders is the 2004 Neighbors Bancshares, Inc. Stock Incentive Plan.

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of shares remaining available for future issuance under the Plan (excludes outstanding options)

Equity compensation plans approved by security holders	38,592	$10.00	192,968

Equity compensation plans not approved by security holders	270,796(1)	$10.00	0

Total	309,388	$10.00	192,968
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

We anticipate that our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, will have banking and other transactions in the ordinary course of business with the Bank. It will be the policy of the Bank that any loans or other transactions with those persons or entities (a) will be made in accordance with applicable law and the Bank’s lending policies, (b) will be made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) will not be expected to involve more than the normal risk of collectability or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.

In addition to the transactions in the ordinary course of our business, we have entered into a design and construction contract for our permanent office with Consultants & Builders, Inc. James. R. Williams, one of our directors, is the Chairman and Chief Executive Officer of Consultants & Builders. The total price of the contract was $3,236,047. The construction was completed in 2004, and the Company and the Bank took occupancy of the building in late August. The final cost of the building was $3,158,000. All invoices for the construction had been paid as of December 31, 2005.

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

ITEM 13.	EXHIBITS

3.1	Articles of Incorporation as Amended and Restated (1)
3.2	Bylaws (1)
4.1	Specimen Common Stock Certificate (1)
4.2	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
10.1	Lot/Land Purchase and Sale Agreement by and between Neighbors Bancshares, Inc. and Duluth Thompson Associates, dated February 22, 2002 (contract for main office property) (1)
10.2	Engagement Letter for consulting services by and between Neighbors Bancshares, Inc. and Sedona Bank Consultants, Inc., dated October 5, 2001 (1)
10.3	Form of Escrow Agreement by and between Neighbors Bancshares, Inc. and The Bankers Bank (1)
10.4	Promissory Note dated September 24, 2001 executed by Neighbors Bancshares, Inc. in favor of The Bankers Bank and form of Commercial Guaranty (1)
10.5	Form of Neighbors Bancshares, Inc. Organizers’ Warrant Agreement (1)
10.6	Neighbors Bancshares, Inc. 2002 Stock Incentive Plan (1)
10.7	Revised form of Employment Agreement by and between Neighbors Bank (In Organization), Neighbors Bancshares, Inc. and Phil Baldwin (2) *
10.8	Revised form of Employment Agreement by and between Neighbors Bank (In Organization), Neighbors Bancshares, Inc. and Richard E. Eason, Sr. (2) *
10.9	Employment Agreement by and between Neighbors Bank, Neighbors Bancshares, Inc. and J. Ross Mynatt (3) *
10.10	Neighbors Bancshares, Inc. 2004 Stock Incentive Plan (4) *
13.1	Neighbors Bancshares, Inc. Financial Statements as of December 31, 2005
22.1	Subsidiaries of the Registrant
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
________________________________
*  Indicates a compensatory plan or contract.

(1)	Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-67494), filed with the SEC on August 21, 2002.

(2)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-67494), filed with the SEC on October 24, 2002.

(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB (Commission File No. 333-98481), filed with the SEC on April 14, 2004.

(4)	Previously filed as an exhibit to the Annual Report on Form 10-KSB (Commission File No. 333-98481), filed with the SEC on March 31, 2005.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed or to be billed to the Company for the years ended December 31, 2005 and 2004 by Porter Keadle Moore, LLP (“PKM”):

	2005	2004
Audit fees	$58,333	32,300
Audit-related fees	10,045	-
Tax fees	6,750	5,800
All other fees	-	-
Total Fees	$75,128	38,100

Audit Fees

This category includes aggregate fees billed or to be billed for professional services rendered by Porter Keadle Moore, LLP for the audit of the Company's annual consolidated financial statements, review of the annual report on Form 10-KSB and for the limited reviews of quarterly condensed consolidated financial statements (Form 10-QSB) included in periodic reports filed with the SEC, including out of pocket expenses.

Audit-Related Fees

This category includes fees billed or to be billed for professional services rendered by Porter Keadle Moore, LLP associated with the review of the proxy intended to be filed with the SEC regarding deregistration as well as review of SEC filings (Forms S-4) regarding the merger proceedings and issuing consents in connection therewith.

Tax Fees

This category includes the aggregate fees billed or to be billed for tax services rendered by Porter Keadle Moore, LLP. These services consisted primarily of tax compliance and tax consulation services.

All Other Fees

This category includes the aggregate fees billed or to be billed for all other services, exclusive of the fees disclosed above, rendered to the Company by Porter Keadle Moore, LLP. For the years ended December 31, 2005 and 2004, Porter Keadle Moore, LLP did not provide any such services.

The fees billed by PKM are pre-approved by the Audit and Compliance Committee of the Company in accordance with the policies and procedures for the Audit and Compliance Committee. The Audit and Compliance Committee pre-approves all audit and non-audit services provided by the Company’s independent auditors and may not engage the independent auditors to perform any prohibited non-audit services. For 2005 and 2004, 100% of the fees incurred were pre-approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEIGHBORS BANCSHARES, INC.

By:	/s/ Phil Baldwin
Phil Baldwin
President and Chief Executive Officer

Date: April 7, 2006

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

Signature	Title	Date

/s/ Phil Baldwin	President, Chief Executive	April 7, 2006
Phil Baldwin*	Officer

/s/ Thomas E. Boland	Director	April 7, 2006
Thomas E. Boland

/s/ Richard E. Eason, Sr.	Director	April 7, 2006
Richard E. Eason, Sr.**

/s/ Charles E. Hoff	Director	April 7, 2006
Charles E. Hoff

Signature	Title	Date

/s/ Ramzan Karimi	Director	April 7, 2006
Ramzan Karimi

/s/ Barbara H. Lebow	Director	April 7, 2006
Barbara H. Lebow

/s/ Benjamin H. Schnell	Director	April 7, 2006
Benjamin H. Schnell

/s/ Victor C. Smith	Director	April 7, 2006
Victor C. Smith

/s/ James R. Williams	Director	April 7, 2006
James R. Williams

_________________________
* Principal executive officer.
** Principal financial and accounting officer.

EXHIBIT INDEX

3.1	Articles of Incorporation as Amended and Restated (1)
3.2	Bylaws (1)
4.1	Specimen Common Stock Certificate (1)
4.2	See Exhibits 3.1, and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock
10.1	Lot/Land Purchase and Sale Agreement by and between Neighbors Bancshares, Inc. and Duluth Thompson Associates, dated February 22, 2002 (contract for main office property) (1)
10.2	Engagement Letter for consulting services by and between Neighbors Bancshares, Inc. and Sedona Bank Consultants, Inc., dated October 5, 2001 (1)
10.3	Form of Escrow Agreement by and between Neighbors Bancshares, Inc. and The Bankers Bank (1)
10.4	Promissory Note dated September 24, 2001 executed by Neighbors Bancshares, Inc. in favor of The Bankers Bank and form of Commercial Guaranty (1)
10.5	Form of Neighbors Bancshares, Inc. Organizers’ Warrant Agreement (1)
10.6	Neighbors Bancshares, Inc. 2002 Stock Incentive Plan (1)
10.7	Revised form of Employment Agreement by and between Neighbors Bank (In Organization), Neighbors Bancshares, Inc. and Phil Baldwin (2) *
10.8	Revised form of Employment Agreement by and between Neighbors Bank (In Organization), Neighbors Bancshares, Inc. and Richard E. Eason, Sr. (2) *
10.9	Employment Agreement by and between Neighbors Bank, Neighbors Bancshares, Inc. and J. Ross Mynatt (3) *
10.10	Neighbors Bancshares, Inc. 2004 Stock Incentive Plan (4) *
13.1	Neighbors Bancshares, Inc. Financial Statements as of December 31, 2005
22.1	Subsidiaries of the Registrant
24.1	Power of Attorney (appears on the signature pages to the Annual Report on Form 10-KSB)
31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_________________________
*  Indicates a compensatory plan or contract.

(1)	Previously filed as an exhibit to the Registration Statement on Form SB-2 (Registration No. 333-67494), filed with the SEC on August 21, 2002.

(2)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-67494), filed with the SEC on October 24, 2002.

(3)	Previously filed as an exhibit to the Annual Report on Form 10-KSB (Commission File No. 333-98481), filed with the SEC on April 14, 2004.

(4)	Previously filed as an exhibit to the Annual Report on Form 10-KSB (Commission File No. 333-98481), filed with the SEC on March 31, 2005.